Form 10-Q
period 1999-06-30
STREAMLINE COM INC
filed 1999-08-16
CIK 1042091

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF --- 1934.
For the period ended June 30, 1999

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT  OF 1934.
For the transition period from __________ to __________

                        Commission file number 000-26133

                              STREAMLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                04-3187302
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)

                               27 DARTMOUTH STREET
                          WESTWOOD, MASSACHUSETTS 02090
                    (Address of principal executive offices)

                                 (781) 407-1900
              (Registrant's telephone number, including area code)

                                      NONE
                     (Former name, former address and former
                   fiscal year, if changed since last report)

         Indicate by check mark whether the registrant:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

                               Yes  X      No
                                   ---         ---

         (2) has been subject to such filing requirements for the past 90 days

                               Yes         No   X
                                   ---         ---

         As of July 31, 1999, there were 18,391,130 shares outstanding of the Company's common stock, $0.01 per value per share.

                              STREAMLINE.COM, INC.

                                      INDEX

ITEM                                                                                              PAGE
NUMBER                                                                                           NUMBER

PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets as of December 31, 1998
                      and June 30, 1999.......................................................     3

                      Consolidated Statements of Operations for the three months ended
                      June 30, 1998 and 1999 and for the six months
                      ended June 30, 1998 and 1999............................................     5

                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1998 and 1999............................................     7

                      Notes to the Unaudited Consolidated Financial Statements................     8

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                       of Operations..........................................................    10



PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...................................    19

     Item 4.      Submission of Matters to a Vote of Security Holders.........................    19

     Item 5.      Other Items.................................................................    20

     Item 6.      Exhibits and Reports on Form 8-K............................................    20

                  SIGNATURE...................................................................    21

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                             DECEMBER 31,    JUNE 30,
                                                                                1998          1999
                                                                               -------      -------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash, cash equivalents and marketable securities..........................   $12,593      $45,048
  Accounts receivable, net of allowance for doubtful accounts of $25 at
    December 31, 1998 and $23 at June 30, 1999..............................        88          440
  Inventory.................................................................       324          595
  Prepaid expenses and other current assets.................................       149          594
                                                                               -------      -------
      Total current assets..................................................    13,153       46,677
  Property and equipment, net...............................................     3,663        5,811
  Purchased and capitalized software, net...................................     2,025        2,555
  Goodwill, net of accumulated amortization.................................       992          871
  Other assets, net.........................................................       232          334
                                                                               -------      -------
      Total assets..........................................................   $20,066      $56,248
                                                                               -------      -------

             LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Capital lease obligations.................................................   $   236      $   356
  Accounts payable..........................................................       447        2,101
  Accrued expenses..........................................................       408        1,079
                                                                               -------      -------
      Total current liabilities.............................................     1,092        3,536
                                                                               -------      -------
Long-term portion of capital lease obligations..............................       381          765
                                                                               -------      -------
Redeemable convertible preferred stock ($1.00 par value);
  Authorized: 680,000 at December 31, 1998, and none at June 30, 1999
  Issued and outstanding: 368,570 shares issued and outstanding at
    December 31, 1998 and none at June 30, 1999.............................    37,186           --
                                                                               -------      -------
Stockholders' (deficit) equity:
  Preferred stock, $0.01 par value; 5,000,000 authorized and none outstanding at June 30, 1999, and none authorized or outstanding at
      December 31, 1998.....................................................        --           --
   Common stock, $0.01 par value;



     Authorized: 22,700,000 at December 31, 1998, and 50,000,000 at
       June 30, 1999
     Issued and outstanding: 3,699,539 shares issued and 3,665,539 outstanding at December 31, 1998 and  17,892,648  shares issued and
       17,858,648 outstanding at June 30, 1999..............................        37          179
 Additional paid-in capital.................................................     5,060       82,770
 Treasury stock, at cost: 34,000 shares at December 31, 1998 and March 31,
   1999.....................................................................      (238)        (238)
 Accumulated deficit........................................................   (23,453)     (30,764)
                                                                               -------      -------
      Total stockholders' (deficit) equity..................................   (18,593)      51,947
                                                                               -------      -------
      Total liabilities, redeemable convertible preferred stock
        and stockholders' (deficit) equity..................................   $20,066      $56,248
                                                                               -------      -------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                 THREE MONTHS ENDED JUNE 30,
                                                     1998         1999
                                                     ----         ----
Revenue:
   Product and service revenue, net ..........   $     1,401    $     3,119
   Subscription fees .........................            94            234
   Advertising, research and marketing fees ..           159            278
                                                 -----------    -----------
Total revenue ................................         1,654          3,631
                                                 -----------    -----------
Operating expenses:
   Cost of revenue ...........................         1,206          2,452
   Fulfillment center operations .............         1,009          1,852
   Sales and marketing .......................           328            843
   Technology systems and development ........           664            975
   General and administrative ................           951          1,553
                                                 -----------    -----------
Total operating expenses .....................         4,158          7,675
                                                 -----------    -----------
   Loss from operations ......................        (2,504)        (4,044)
Other income (expense):
   Interest income ...........................            36            105
   Interest expense ..........................          (245)          (110)
                                                 -----------    -----------
Total other income (expense), net ............          (209)            (5)
                                                 -----------    -----------
Loss before minority interest ................        (2,713)        (4,049)
Minority interest in net loss of consolidated
   subsidiary ................................            67             --
                                                 -----------    -----------
Net loss .....................................        (2,646)        (4,049)
                                                 -----------    -----------

Dividends on preferred stock                                            263
Net loss attributable to common stockholders .   $    (2,646)   $    (4,312)
                                                 -----------    -----------
Basic and diluted net loss per common share ..   $     (0.76)   $     (0.76)
Shares used in computing basic and diluted net
   loss per common share .....................     3,497,389      5,693,600

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                  SIX MONTHS ENDED JUNE 30,
                                                     1998          1999
                                                     ----          ----
Revenue:
   Product and service revenue, net ..........   $     2,473    $     5,687
   Subscription fees .........................           171            421
   Advertising, research and marketing fees ..           212            510
                                                 -----------    -----------
Total revenue ................................         2,856          6,618
                                                 -----------    -----------
Operating expenses:
   Cost of revenue ...........................         2,102          4,473
   Fulfillment center operations .............         1,955          3,237
   Sales and marketing .......................           613          1,458
   Technology systems and development ........         1,300          1,804
   General and administrative ................         1,914          3,059
                                                 -----------    -----------
Total operating expenses .....................         7,884         14,031
                                                 -----------    -----------
   Loss from operations ......................        (5,028)        (7,413)
Other income (expense):
   Interest income ...........................            36            227
   Interest expense ..........................          (285)          (126)
                                                 -----------    -----------
Total other income (expense), net ............          (249)           102
                                                 -----------    -----------
Loss before minority interest and
   extraordinary item ........................        (5,277)        (7,311)
Minority interest in net loss of consolidated
   subsidiary ................................           138             --
Net loss .....................................   $    (5,139)   $    (7,311)
                                                 -----------    -----------
                                                 -----------    -----------

Dividends on preferred stock .................            --            549
Net loss attributable to common stockholders .   $    (5,139)   $    (7,860)
                                                 -----------    -----------

Basic and diluted net loss per common share ..   $     (1.47)   $     (1.68)
Shares used in computing basic and diluted net
   loss per common share .....................     3,497,032      4,685,165

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                    Six months ended June 30,
                                                       1998        1999
                                                       ----        ----
Cash flows from operating activities:
   Net loss .....................................   $ (5,139)   $ (7,311)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization .............        729       1,094
      Amortization of discount on notes payable .         36          --
      Amortization of goodwill and other assets .        118         206
      Minority interest in net loss of
        consolidated subsidiary .................       (138)         --
      Changes in assets and liabilities
        Accounts receivable .....................       (172)       (352)
        Inventory ...............................         (6)       (271)
        Prepaid expenses and other current assets        325        (445)
        Other assets ............................       (144)       (102)
        Accounts payable ........................       (610)      1,654
        Accrued expenses ........................        257         671
                                                    --------    --------
Net cash used in operating activities ...........     (4,744)     (4,856)
                                                    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ..........       (318)     (2,008)
   Additions to purchased and capitalized
      software ..................................       (726)     (1,091)
                                                    --------    --------
Net cash used in investing activities ...........     (1,043)     (3,099)
                                                    --------    --------
Cash flows from financing activities:
   Proceeds from sale of common stock ...........         --      40,545
   Proceeds from the exercise of stock options ..          2          36
   Dividend payments on preferred stock .........         --          --
   Proceeds from notes payable-related party ....        600          --
   Proceeds from notes payable ..................      7,000          --
   Principal payments on capital lease
      obligations ...............................       (117)       (171)
                                                    --------    --------
Net cash provided by financing activities .......      7,485      40,410
                                                    --------    --------
Net increase in cash, cash equivalents and
   marketable securities ........................      1,698      32,455
Cash, cash equivalents and marketable
   securities, beginning of period  .............      1,446      12,593
                                                    --------    --------
Cash, cash equivalents and marketable
   securities, end of period  ...................   $  3,144    $ 45,048
                                                    --------    --------
Supplemental non-cash transactions:
   Assets acquired with capital lease obligations   $    315    $    675
   Issuance and remeasurement of warrants in
      connection with capitalized assets ........        (32)         --
   Issuance of warrants in connection with debt .        525          --
   Issuance of common stock for services provided         35          --



   Dividends accrued on preferred stock .........         --         549
   Issuance of warrants in connection with
      financing commitment ......................         --         472
   Reduction in deferred financing costs related
      to rescission of warrants in connection
      with financing commitment .................                   (387)
   Conversion of preferred stock into common stock
      stock .....................................         --      37,731

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of June 30, 1999, and the results of its operations, comprehensive income and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1998, which are included in the Company's Prospectus dated June 17, 1999, filed with the Securities and Exchange Commission.

2. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation.

3. Initial Public Offering. On June 17, 1999 Streamline completed an initial public offering of its common stock (the "IPO"). A total of 4,500,000 shares of the Company's common stock were sold at a price of $10.00 per share, generating gross offering proceeds of $45,000,000. After deducting $3.15 million in underwriting discounts and approximately $1.35 million in other related expenses, the net proceeds to the Company were approximately $40.5 million. Concurrent with the IPO, all of the shares of Series A, Series B, Series C and Series D redeemable convertible preferred stock ("Preferred Stock") and accrued dividends on the Series D Preferred Stock were converted into 9,673,121 shares of Streamline's common stock.

4. Net Loss Per Share. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share." In accordance with this pronouncement, the net loss applicable to common stockholders includes the accretion of dividends on the Series D Preferred Stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Preferred Stock from the date of conversion through the end of the period.

     The following is the calculation of the net loss per share:

                                          Three months ended June 30,
                                             1998             1999
                                             ----             ----
     Numerator:
        Net loss ......................   $    (2,646)   $    (4,049)
        Dividends on preferred stock ..            --            263
                                          -----------    -----------
        Net loss attributable to common
           stockholders ...............        (2,646)        (4,312)
                                          -----------    -----------
                                          -----------    -----------
     Denominator:
        Weighted average common shares
           outstanding ...............      3,497,389      5,693,600
                                          -----------    -----------
         Basic and diluted net loss per
           common share:                   $     (0.76)   $     (0.76)
                                          -----------    -----------
                                            Six months ended June 30,
                                             1998             1999
                                             ----             ----
     Numerator:
        Net loss ......................   $    (5,139)   $    (7,311)
        Dividends on preferred stock ..          --              549
                                          -----------    -----------
        Net loss attributable to common
           stockholders ...............        (5,139)        (7,860)
                                          -----------    -----------
                                          -----------    -----------

     Denominator:
        Weighted average common shares
           outstanding ...............      3,497,032      4,685,165
                                          -----------    -----------
         Basic and diluted net loss per
           common share:                  $     (1.47)   $     (1.68)

     Outstanding options of 547,962 and 1,564,133 as of June 30, 1998, and 1999, respectively, were not included in the diluted loss per share computation because their effect would be anti-dilutive. Outstanding warrants of 988,714 and 788,714 as of June 30, 1998, and 1999, respectively, were not included in the diluted loss per share calculation because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (i) STATEMENTS ABOUT THE ADEQUACY OF THE COMPANY'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME AND COSTS ASSOCIATED WITH EXPANSION, AND (ii) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "MAY," "WOULD," "COULD," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "PROJECTS," "BELIEVES," OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE RISKS AND UNCERTAINTIES DESCRIBED OR DISCUSSED IN THE SECTION "RISK FACTORS" IN THE COMPANY'S PROSPECTUS DATED JUNE 17, 1999. THESE RISKS INCLUDE, AMONG OTHERS, THE
FOLLOWING:

     - RISKS RELATING TO STREAMLINE'S LIMITED OPERATING HISTORY AND HISTORY OF LOSSES

     -    RISKS PERTAINING TO OUR ABILITY TO EXECUTE OUR EXPANSION STRATEGY

     -    RISKS THAT WE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL

     - RISKS ASSOCIATED WITH OUR RELIANCE ON THE GROWTH OF E-COMMERCE AND THE INFRASTRUCTURE OF THE INTERNET

     -    RISKS OF INCREASED COMPETITION

     - RISKS RELATING TO OUR DEPENDENCE ON CUSTOMER ACCEPTANCE OF DIRECT, UNATTENDED DELIVERY OF GOODS AND SERVICES

OVERVIEW

     Streamline.com, Inc. ("Streamline" or the "Company") simplifies the lives of busy suburban families by providing Internet-based ordering and home delivery of a wide range of consumer goods and services such as groceries, household goods, health and beauty care items, dry cleaning, video rentals and film processing. Our typical customer tends to be a dual income household with at least one child and access to the Internet. We also provide consumer packaged goods companies insight into consumer Internet purchasing behavior to help facilitate the development of their Internet merchandising capabilities and to broaden other research and marketing programs.

     Streamline has grown rapidly, with revenue increasing to $6.9 million in 1998 from $922,000 in 1996. During this same period, our net loss increased to $11.4 million in 1998 from $1.8 million in 1996. We expect to continue to incur losses as we increase expenditures in all areas of operations in order to execute our business plan. In particular, we expect to incur costs related to:

     -    expanding into new markets

     -    increasing our sales and marketing efforts

     -    continuing our investment in technology

     Due to our history of net operating losses, we currently pay no federal or state income tax. As of December 31, 1998, we had federal and state net operating loss carry forwards of approximately $22.6 million and $22.4 million, respectively. These net operating losses are available to offset future income tax obligations unless federal or state tax law restrictions, such as those related to an ownership change as defined in the Internal Revenue Code, limit us from doing so.

HISTORY OF GROWTH

     Streamline was founded in April 1993. From 1993 through 1995 we focused primarily on testing the viability of the consumer home delivery market. We developed our current business concept during that period.

     In 1996 we began offering a full range of products and services to a test group of approximately 100 customers. In October 1996 we completed the development of our first consumer resource center in the greater Boston area and commenced marketing our services.

     In 1997 we focused on building our business by:

     -    expanding our product and service offerings

     -    negotiating wholesale supply of our products and services

     -    refining our consumer resource center operations

     -    developing our website and related ordering technology

     -    enhancing customer service

     -    increasing the number of customers served

     By the end of 1997 we expanded our customer base to approximately 900 customers and served 30 cities and towns in the greater Boston area. During 1997 we also launched the Consumer Learning Center, which provides consumer packaged goods companies research and merchandising opportunities. Additionally, in 1997 we acquired substantially all of the assets of Shopping Alternatives, Inc., a consumer direct company based in the Washington, D.C. area.

     In 1998 we increased the number of cities and towns served by our consumer resource center in the greater Boston area to 38 and continued to market our services to prospective customers in those areas. As a result, we increased our customer base to approximately 2,000 customers. By June 30, 1999, our customer base increased to approximately 3,000 customers.

COMPONENTS OF REVENUE

     Streamline has three primary sources of revenue. The majority of our revenue is generated by the sale of consumer products and services that we aggregate in our fulfillment center and deliver to our customers' homes on a weekly basis. We charge our customers set retail prices for the products and services we supply. Our product and service revenue is comprised of the retail prices we charge our customers for these products and services. The wholesale prices we pay our distributors and suppliers for such products and services are included as a cost of revenue. Our customers also pay us a monthly subscription fee of $30 which we prorate based on the week of installation or discontinuance if services are provided for less than a full month. In addition, we receive advertising, research and marketing fees through arrangements with consumer packaged goods companies and e-commerce companies. Revenue from products and services is recognized upon delivery to the customer; subscription fees are recognized monthly; and advertising, research and marketing fees are recognized over the life of the applicable arrangement or as services are performed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

TOTAL REVENUE. Total revenue increased to $3.6 million in the three months ended June 30, 1999 from $1.7 million in the comparable period ended June 30, 1998, an increase of 119.5%. This increase was primarily due to the continuing expansion of our customer base and an increase in the average product and service revenue per invoice, as well as a corresponding increase in subscription fees.

     PRODUCT AND SERVICE REVENUE, NET. Product and service revenue, net is comprised of the retail prices our customers pay us for the products and services we sell to them, net of returns. Sale of products and services, net of returns increased to $3.1 million in the three months ended June 30, 1999 from $1.4 million in the comparable period ended June 30, 1998, an increase of 122.6%. The increase in revenue was the result of:

     - an increase in our customer base to approximately 3,000 at June 30, 1999 from approximately 1,400 at June 30, 1998.

     - an increase in the number of invoices for product and service revenue to approximately 30,000 in the three months ended June 30, 1999 from approximately 14,000 in the comparable period ended June 30, 1998, an increase of 114%.

     - an increase in average product and service revenue per invoice to approximately $104 in the three months ended June 30, 1999 from approximately $101 in the comparable period ended June 30, 1998.

Product and service revenue, net as a percentage of total revenue increased to 85.9% in the three months ended June 30, 1999 from 84.7% in the comparable period ended June 30, 1999.

     SUBSCRIPTION FEES. Streamline customers pay monthly subscription fees in addition to the amounts paid for the products and services we deliver to their homes. Revenue from these fees increased to $234,000 in the three months ended June 30, 1999 from $94,000 in the comparable period ended June 30, 1998, an increase of 148.9%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 6.4% in the three months ended June 30, 1999 from 5.7% in the comparable period ended June 30, 1998.

     ADVERTISING, RESEARCH AND MARKETING FEES. Revenue from advertising, research and marketing fees includes Consumer Learning Center membership fees paid by consumer packaged goods companies for the opportunity to participate in research and marketing programs. Advertising, research and marketing fees increased to $278,000 in the three months ended June 30, 1999 from $159,000 in the comparable period ended June 30, 1998, an increase of 74.8%. The increase in advertising, research and marketing fees is primarily due to an increase in the number of consumer packaged goods companies that became members of the Consumer Learning Center. Advertising, research and marketing fees as a percentage of total revenue decreased to 7.7% in the three months ended June 30, 1999 from 9.6% in the comparable period ended June 30, 1998. This decrease is primarily due to a proportionally higher increase of product and service revenue and subscription fees (as a result of an expanded customer base and the increase in the number of invoices for product and services) compared to the increase in advertising, research and marketing fees.

TOTAL OPERATING EXPENSES. Total operating expenses increased to $7.7 million, or 211.4% of total revenues, in the three months ended June 30, 1999 from $4.2 million, or 251.4% of total revenues, in the comparable period ended June 30, 1998, an increase of 84.5%. The increase in operating expenses is a result of an increase in order volume, and increase in expenses incurred to support our growing operations. These costs decreased as a percentage of total revenues due to achieving operational efficiencies and offsetting fixed costs with higher order volumes.

     COST OF REVENUE. The cost of revenue is comprised of wholesale costs of products and services we sell to our customers and the costs associated with generating advertising, research and marketing fees. The cost of revenue increased to $2.5 million, or 67.5% of total revenues, in the three months ended June 30, 1999 from $1.2 million, or 72.9% of total revenues in the comparable period ended June 30, 1998, an increase of 103.3%. The improvement in the cost of revenue as a percentage of total revenues was primarily attributable to both a higher proportional growth of subscription fees, compared to the two other revenue streams, and a higher average order size.

     FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations include all costs associated with installing the customer, managing the facility and processing orders including salaries and wages, employee benefits, facility rent, utility costs, vehicle expenses and order processing fees. These expenses increased to $1.9 million, or 51.0% of total revenue, in the three months ended June 30, 1999 from $1.0 million, or 61.0% of total revenue, in the comparable period ended June 30, 1998, an increase of 83.5%. The decrease in fulfillment center expenses as a percentage of total revenue resulted from controlling operational costs while increasing order volume and order size. In May 1999, we entered into an agreement with Genco I, Inc., a national warehouse operations company, to perform the merchandise processing and picking function at our Westwood, MA consumer resource center.

     SALES AND MARKETING. Sales and marketing expenses include general marketing expenses and the sale and marketing costs associated with acquiring customers. Sales and marketing expenses increased to $843,000, or 23.2% of total revenue, for the three months ended June 30, 1999 from $328,000, or 19.8% of total revenue, for the comparable period ended June 30, 1998, an increase of 157%. This increase, as well as the higher percentage of total revenue was due to additional advertising and promotional activities undertaken to acquire new customers.

     TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development include costs associated with development of technology prior to capitalization, maintenance, implementation of minor enhancements, information system personnel and consultants, and amortization of purchased and capitalized software costs. These expenses increased to $975,000, or 26.9% of total revenue, for the three months ended June 30, 1999 from $664,000, or 40.2% of total revenue, for the comparable period ended June 30, 1998, an increase of 46.8%, primarily due to the costs associated with maintaining, enhancing and integrating our technology systems.

     GENERAL AND ADMINISTRATIVE. General and administrative costs include corporate salaries and wages, employee benefits, corporate facility costs and depreciation, amortization and general and administrative expenses including office equipment and supplies, telephone expenses, travel costs and legal, audit and other consulting fees. These costs increased to $1.6 million, or 42.8% of total revenues, for the three months ended June 30, 1999 from $951,000, or 57.5% of total revenues, for the comparable period ended June 30, 1998, an increase of 63.3%, primarily due to the addition of necessary infrastructure to support continued corporate growth and planned expansion.

     OTHER INCOME (EXPENSE), NET. Other expense, net decreased to $5,000 in the three months ended June 30, 1999 from an expense of $209,000 in the comparable period ended June 30, 1998, a decrease of 97.6%, primarily due to increased interest income from higher cash balances and reduced interest costs associated with the pay down of debt.

     MINORITY INTEREST. At June 30, 1998 we held a majority interest in Streamline Mid-Atlantic, Inc. A portion of Streamline Mid-Atlantic's net losses were allocated to the minority interest. In November of 1998, we acquired the remaining minority interest in Streamline Mid-Atlantic and now report its income or loss in our results of operations.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

TOTAL REVENUE. Total revenue increased to $6.6 million in the six months ended June 30, 1999 from $2.9 million in the comparable period ended June 30, 1998, an increase of 131.7%. This increase was primarily due to the continuing expansion of our customer base, a corresponding increase in subscription fees, and an increase in fees derived from advertising, research and marketing.

     PRODUCT AND SERVICE REVENUE, NET. Sale of products and services, net of returns increased to $5.7 million in the six months ended June 30, 1999 from $2.5 million in the comparable period ended June 30, 1998, an increase of 130.0%. The increase in revenue was the result of:

     - an increase in our customer base to approximately 3,000 at June 30, 1999 from approximately 1,400 at June 30, 1998.

     - an increase in the number of invoices for product and service revenue to approximately 54,000 in the six months ended June 30, 1999 from approximately 25,000 in the comparable period ended June 30, 1998, an increase of 116%.

     - an increase in average product and service revenue per invoice to approximately $105 in the six months ended June 30, 1999 from approximately $101 in the comparable period ended June 30, 1998.

Product and service revenue, net as a percentage of total revenue decreased to 86.0% in the six months ended June 30, 1999 from 86.6% in the comparable period ended June 30, 1999.

     SUBSCRIPTION FEES. Revenue from subscription fees increased to $421,000 in the six months ended June 30, 1999 from $171,000 in the comparable period ended June 30, 1998, an increase of 146.2%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 6.4% in the six months ended June 30, 1999 from 6.0% in the comparable period ended June 30, 1998.

     ADVERTISING, RESEARCH AND MARKETING FEES. Advertising, research and marketing fees increased to $510,000 in the six months ended June 30, 1999 from $212,000 in the comparable period ended June 30, 1998, an increase of 140.6%. These fees as a percentage of total revenue increased to 7.7% in the six months ended June 30, 1999 from 7.4% in the comparable period ended June 30, 1998. The increase in advertising, research and marketing fees is primarily due to an increase in the number of consumer packaged goods companies that became members of the Consumer Learning Center.

TOTAL OPERATING EXPENSES. Total operating expenses increased to $14.0 million, or 212.0% of total revenues, in the six months ended June 30, 1999 from $7.9 million, or 276.1% of total revenues, in the comparable period ended June 30, 1998, an increase of 77.9%. The increase in operating expenses is a result of an increase in order volume. These costs decreased as a percentage of total revenues due to achieving operational efficiencies and offsetting fixed costs with higher order volumes.

     COST OF REVENUE. The cost of revenue increased to $4.5 million, or 67.6% of total revenues, in the six months ended June 30, 1999 from $2.1 million, or 73.6% of total revenues in the comparable period ended June 30, 1998, an increase of 112.8%. The improvement in the cost of revenue as a percentage of total revenues was primarily attributable to both a higher proportional growth of subscription fees, compared to the two other revenue streams, and a higher average order size.

     FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations increased to $3.2 million, or 48.9% of total revenue, in the six months ended June 30, 1999 from $2.0 million, or 68.5% of total revenue, in the comparable period ended June 30, 1998, an increase of 65.6%. The decrease in fulfillment center expenses as a percentage of total revenue resulted from controlling operational costs while increasing order volume and order size.

     SALES AND MARKETING. Sales and marketing expenses increased to $1.5 million, or 22.0% of total revenue, for the six months ended June 30, 1999 from $613,000, or 21.5% of total revenue, for the comparable period ended June 30, 1998, an increase of 137.8%. This increase was due to additional advertising and promotional activities undertaken to acquire new customers.

     TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development increased to $1.8 million, or 27.3% of total revenue, for the six months ended June 30, 1999 from $1.3, or 45.5% of total revenue, for the comparable period ended June 30, 1998, an increase of 38.8%, primarily due to the costs associated with maintaining, enhancing and integrating our technology systems.

     GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $3.1 million, or 46.2% of total revenues, for the six months ended June 30, 1999 from $1.9 million, or 67.0% of total revenues, for the comparable period ended June 30, 1998, an increase of 59.8%, primarily due to the addition of necessary infrastructure to support continued corporate growth and planned expansion.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to income of $102,000 in the six months ended June 30, 1999 from an expense of $249,000 in the comparable period ended June 30, 1998, an increase of $351,000, primarily due to increased interest income from higher cash balances and reduced interest costs associated with the pay down of debt.

     MINORITY INTEREST. At June 30, 1998 we held a majority interest in Streamline Mid-Atlantic, Inc. A portion of Streamline Mid-Atlantic's net losses were allocated to the minority interest. In November of 1998, we acquired the remaining minority interest in Streamline Mid-Atlantic and now report its income or loss in our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, we had cash, cash equivalents and marketable securities of $45.0 million. We currently believe that existing cash and short-term investment will be sufficient to fund our planned expansion and working capital needs for at least the next 12 months. We expect that we will require additional capital financing to support our further expansion.

     Operating activities used cash of $4.9 million in the six months ended June 30, 1999, primarily due to the net loss incurred in the period. Investing activities used cash of $3.1 million in the six months ended June 30, 1999, primarily due to the purchase of property and equipment to support the expansion of our operations, and costs associated with purchased and capitalized software for our customer ordering, warehouse management and financial systems.

     Financing activities provided cash of $40.4 million in the six months ended June 30, 1999, as compared to $7.5 million in the six months ended June 30, 1998. Net proceeds from our initial public offering, net of underwriting discounts and offering expenses, were approximately $40.5 million. The underwriters exercised their over-allotment option in July of 1999 resulting in additional proceeds, net of underwriting discounts and offering expenses, of approximately $4.6 million. Prior to our initial public offering, we financed our operations and capital requirements primarily through the sale of redeemable convertible preferred stock and the issuance of senior discount notes.

     We expect to incur operating losses in 1999 from our existing consumer resource center and from the facility we have leased and plan to open in the greater Washington, D.C. area in the fourth quarter of 1999. We have currently budgeted expenditures in 1999 of approximately $4.0 million for costs associated with leasehold improvements, equipment acquisitions and other asset purchases related to our new facility. Additionally, we plan to continue to enhance our technology by upgrading or replacing our financial, warehouse management and customer information systems. We intend to finance these expenditures from capital resources and future lease financing. We also plan to open new facilities in 2000 and beyond which may or may not have similar capital requirements due to size, configuration, location and other local market conditions.

     Pursuant to a letter agreement dated April 13, 1999, Nordstrom, Inc. agreed to provide us with financing of up to $10.0 million upon our request. Nordstrom's commitment terminated upon the closing of our initial public offering. We issued Nordstrom a warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share in connection with this financing commitment. We recorded deferred financing costs of approximately $472,000 for the estimated fair value of the warrant. The fair value was calculated using the Black-Scholes option pricing model utilizing a common stock fair value of $10.00 per share, the offering price of the common stock in our initial public offering. By letter dated June 22, 1999, Nordstrom agreed to rescind all of its rights pursuant to such warrant, effective as of the closing of our initial public offering, resulting in us reversing the remaining unamortized deferred financing costs of approximately $387,000. During the three months ended June 30, 1999, we recorded a non-cash financing charge of approximately $85,000 for the amortization of the deferred financing costs during the period prior to the termination of Nordstrom's financing commitment.

     We do not believe that inflation has had a material effect on Streamline's operations.

MARKET RISK

     To date, Streamline has not utilized derivative financial instruments or derivative commodity instruments. We invest our cash in high quality (i.e.-A1/P1) short term commercial paper and money market funds, which are subject to minimal credit and market risk, and have no debt. Therefore, we believe the market risks associated with these financial instruments are immaterial.

ACQUISITIONS

     In 1996 we incorporated our subsidiary Streamline Mid-Atlantic, Inc., for the purpose of acquiring substantially all of the assets of Shopping Alternatives, Inc., a consumer direct company based in the Washington, D.C. area. In 1997 Streamline Mid-Atlantic sold approximately 45% of its common stock to third parties. In November 1998, we acquired the outstanding minority interest in Streamline Mid-Atlantic and it once again became a wholly owned subsidiary. In connection with these transactions we recorded $1.3 million of goodwill which is being amortized on a straight-line basis over a five-year term.

YEAR 2000 COMPLIANCE

     The Year 2000 problem stems from the fact that many currently installed computer systems include software and hardware products that are unable to distinguish 21st century dates from those in the 20th century. As a result, computer software and hardware used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions to normal business activities.

STATE OF READINESS

     We have begun to assess the corporate systems and operations that we believe could be affected by the Year 2000 problem. We have focused our Year 2000 review on three areas:

     -    internal information technology infrastructure

     -    third-party compliance

     -    non-information technology systems

     INTERNAL INFORMATION TECHNOLOGY INFRASTRUCTURE. Because our consumer and business systems are essential to our business, financial condition and results of operations, we began our assessment of these systems prior to other less critical information technology systems. We use the following information technology for our internal infrastructure:

     -    website and Internet ordering systems

     - main enterprise systems, such as those used for purchase orders, invoicing, shipping, warehouse management and accounting

     -    individual workstations, including personal computers

     -    network systems

     We currently believe that all of our critical systems are Year 2000 compliant. We have received written assurance that our website, ordering systems and main enterprise systems are Year 2000 compliant. In addition, we are in the process of implementing a new financial system which is certified Year 2000 compliant by the vendor. We expect this system to be in place by the end of 1999. We are currently conducting Year 2000 compliance testing of our individual workstations and network systems. To date, we have not discovered Year 2000 problems in these internal systems.

     THIRD-PARTY COMPLIANCE. Streamline's material third party business relationships include:

     - customers who order products and services via the Internet, telephone and fax

     - vendors and suppliers who provide the goods and services that we offer to our customers

     We are unable to predict, and have not attempted to assess, the Year 2000 readiness of our customers or the systems they use to interact with Streamline. Since our customers order our products and services via the Internet or by telephone or fax, Streamline's operations would be materially adversely affected if a significant number of customers were unable to use these devices to place their orders.

     Year 2000 disruptions in the systems or equipment used by our suppliers could result in our being unable to obtain products and services in a timely manner. We are in the process of developing a standard survey to help us assess the Year 2000 readiness or our suppliers, but we have not yet begun to collect information from these companies.

     NON-INFORMATION TECHNOLOGY SYSTEMS. Some non-information technology systems used in our business, such as HVAC and telephone systems, our truck fleet and refrigeration and other equipment, may contain date-processing embedded technology. The Year 2000 problem could cause failures in these assets which could disrupt our operations. We are currently assessing the Year 2000 readiness of many of these systems and equipment and expect to have identified and corrected problems in critical items by September 1999.

COSTS

     Streamline's Year 2000 assessment, remediation and testing activities have been conducted by internal personnel, and we have not recorded the amount of employee time expended on these tasks. Accordingly, we are unable to determine the cost of employee time devoted to Year 2000 matters. Until we have further assessed the Year 2000 readiness of our internal systems and those of third parties with whom we do business, we will be unable to estimate all of the costs that we may incur in our Year 2000 compliance efforts. Streamline has funded and will continue to fund these activities principally through cash flow.

MOST REASONABLE WORST CASE SCENARIO

     It is possible that problems related to the Year 2000 could disrupt one or more of the following systems:

     -    customer Internet-based ordering

     -    technology-driven order picking

     -    inventory replenishment

     -    credit card settlement

     In each case, there is a low technology alternative available which would allow us to continue to run our business. However, most of the alternatives would result in increased costs, reduced revenues or service delays, which should increase our operating losses. Extended disruptions may impact long term customer and supplier relationships further impacting future profitability.

CONTINGENCY PLAN

     Other than the short-term low technology alternatives discussed above, to date we have not formulated contingency plans related to the failure of our or a third-party's systems or equipment should they prove to not be Year 2000 compliant. However, we intend to develop contingency plans to address any Year 2000 compliance problems that we discover through our ongoing assessment, remediation and testing activities.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 17, 1999 in connection with the Company's initial public offering, a Registration Statement on From S-1 (Reg. No. 333-76383) was declared effective by the Securities and Exchange Commission, pursuant to which 4,500,000 shares of the Company's common stock were offered and sold at a price of $10.00 per share, generating gross offering proceeds of $45,000,000. The managing underwriters were Banc of America Securities LLC, PaineWebber Incorporated and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. After deducting approximately $3.15 million in underwriting discounts and $1.35 million in other related expenses, the net proceeds to the Company were approximately $40.5 million. The proceeds have been invested in short-term, high quality commercial paper.

     On July 16, 1999 the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 498,482 from the Company at a price of $10.00 per share, generating gross proceeds of $4,984,820. The net proceeds to the Company, after deducting the underwriters' discount, was approximately $4.6 million. The proceeds have been invested in short-term, high quality commercial paper.

     The Company intends to use the net proceeds of the offering to finance the expansion of its business and for general corporate purposes, including working capital and capital expenditures. A portion of the net proceeds may also be used for the acquisition of businesses, products, services or technologies that are complementary to those of the Company. From time to time, in the ordinary course of business, the Company may evaluate potential acquisitions of such businesses, products, services or technologies. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition. The use of proceeds set forth above does not represent a material change in the use of proceeds described in the Company's Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent dated April 15, 1999, the holders of a majority of outstanding shares of the Company's Series D Convertible Preferred Stock and common stock approved an amendment to the Company's Certificate of Incorporation, changing the Company's name to Streamline.com, Inc.

     By written consent dated April 29, 1999, the holders of a majority of outstanding shares of the Company's Series D Convertible Preferred Stock and common stock, voting as separate classes, approved, among other things, (i) an amendment and restatement of the Company's Certificate of Incorporation effecting, among other things, a two-for-one reverse stock split of the Company's common stock and a second amendment and restatement of the Company's Certificate of Incorporation to remove provisions no longer in effect following the Company's initial public offering; (ii) the amendment and restatement of the Company's 1993 Employee Stock Option Plan and 1993 Director Option Plan; and
(iii) the adoption of the Company's 1999 Employee Stock Purchase Plan.

ITEM 5.  OTHER ITEMS

     By unanimous written consent dated August 16, 1999, the Board of Directors of the Company approved an amendment to the Company's By-Laws, changing the Company's fiscal year end to the Saturday falling on or most closely to December 31.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Second Amended and Restated Certificate of Incorporation of the Company.

          3.2   Amendment No. 1 to the Amended and Restated By-Laws of the
                Company.

         10.1 Letter agreement, dated June 22, 1999, between the Company and Nordstrom, Inc.

         27     Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               STREAMLINE.COM, INC.

August 16, 1999                By: /s/ Richard T. Joseph
                                   ---------------------------------------------
                                   Richard T. Joseph,
                                   Chief Financial Officer
                                   (Authorized Officer and Principal
                                   Financial and Accounting Officer)