Form 10-Q
period 1999-10-02
STREAMLINE COM INC
filed 1999-11-16
CIK 1042091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the period ended October 2, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to


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

                                    Yes X  No
                                       ---   ---

         (2) has been subject to such filing requirements for the past 90 days

                                    Yes X  No
                                       ---   ---

         As of October 30, 1999, there were 18,373,796 shares outstanding of the Company's common stock, $0.01 per value per share.

                              STREAMLINE.COM, INC.

                                      INDEX

  ITEM                                                                                                           PAGE
NUMBER                                                                                                          NUMBER
------                                                                                                          ------

PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets as of December 31, 1998
                      and October 2, 1999.................................................................        3

                      Consolidated Statements of Operations for the three and nine months
                      ended September 30, 1998 and October 2, 1999 .......................................        4

                      Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 1998 and October 2, 1999........................................        6

                      Notes to the Unaudited Consolidated Financial Statements............................        7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                       of Operations......................................................................        9



PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds...............................................       16

     Item 3.      Exhibits and Reports on Form 8-K........................................................       16

                  SIGNATURE...............................................................................       17

                         PART I -- FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                          DECEMBER 31,         OCTOBER 2,
                                                                              1998                1999
                                                                          ------------         ----------

                                                ASSETS
Current assets:
   Cash, cash equivalents and marketable securities...........              $12,593             $43,021
   Accounts receivable, net of allowance for doubtful
      accounts of $25 at December 31, 1998 and $39 at October
      2, 1999.................................................                   88                 357
   Inventory..................................................                  324                 737
   Prepaid expenses and other current assets..................                  149                 731
                                                                                ---                 ---

           Total current assets...............................               13,153              44,846

   Property and equipment, net................................                3,663               7,210
   Purchased and capitalized software, net....................                2,025               2,836
   Goodwill, net of accumulated amortization..................                  992                 811
   Other assets, net..........................................                  232                 412
                                                                                ---                 ---
           Total assets.......................................              $20,066             $56,115
                                                                            =======             =======

                        LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                    STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Capital lease obligations..................................                 $236                $369
   Accounts payable...........................................                  447               2,582
   Accrued expenses...........................................                  408               1,279
                                                                                ---               -----
           Total current liabilities..........................                1,092               4,230
                                                                              -----               -----
Long-term portion of capital lease obligations................                  381                 752
                                                                                ---                 ---
Redeemable convertible preferred stock  ($1.00 par value);
      Authorized: 680,000 at December 31, 1998, and none at
        October 2, 1999
      Issued and outstanding: 368,570 shares issued and
        outstanding at December 31, 1998 and none at October
        2, 1999...............................................               37,186                   -
                                                                             ------                   -

Stockholders' (deficit) equity:
   Preferred stock, $0.01 par value; none authorized or
      outstanding at December 31, 1998, and 5,000,000
      authorized and none outstanding at October 2, 1999
   Common stock, $0.01 par value;
      Authorized: 22,700,000 at December 31, 1998, and
        50,000,000 at October 2, 1999
      Issued and outstanding: 3,699,539 shares issued and
        3,665,539 outstanding at December 31, 1998 and
        18,407,796 shares issued and 18,373,796 outstanding
        at October 2, 1999....................................                   37                 184
   Additional paid-in capital.................................                5,060              87,278
   Treasury stock, at cost: 34,000 shares at December 31,
      1998 and October 2, 1999................................                 (238)               (238)
   Accumulated deficit........................................              (23,453)            (36,091)
                                                                           --------            --------

           Total stockholders' (deficit) equity...............              (18,593)             51,133
                                                                           --------              ------

           Total liabilities, redeemable convertible
              preferred stock and stockholders' equity........              $20,066             $56,115
                                                                            =======             =======


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)


                                                                                    THREE MONTHS ENDED
                                                                          SEPTEMBER 30,               OCTOBER 2,
                                                                              1998                       1999
                                                                          -------------               ----------
Revenue:
   Product and service revenue, net........................                  $1,409                    $3,007
   Subscription fees.......................................                     105                       272
   Advertising, research and marketing fees................                     158                       345
                                                                                ---                       ---
Total revenue..............................................                   1,672                     3,624
                                                                              -----                     -----
Operating expenses:
   Cost of revenue.........................................                   1,164                     2,543
   Fulfillment center operations...........................                     946                     2,741
   Sales and marketing.....................................                     376                     1,137
   Technology systems and development......................                     637                     1,004
   General and administrative..............................                     884                     2,007
                                                                                ---                     -----
Total operating expenses...................................                   4,007                     9,432
                                                                              -----                     -----
Loss from operations.......................................                  (2,335)                   (5,808)
Other income (expense):
   Interest income.........................................                      44                       504
   Interest expense........................................                    (249)                      (24)
                                                                              -----                      ----
Total other income (expense), net..........................                    (205)                      480
                                                                              -----                       ---
Loss before minority interest and extraordinary item.......                  (2,540)                   (5,328)
Minority interest in net loss of consolidated subsidiary...                       -                         -

Loss before extraordinary item                                               (2,540)                   (5,328)
Extraordinary item--loss on early redemption of debt.......                     744                         -
                                                                                ---                         -
Net loss...................................................                $ (3,284)                 $ (5,328)
                                                                           ========                  ========

Dividends on preferred stock...............................                      41                         -
                                                                                 --                         -
Net loss attributable to common stockholders...............                $ (3,325)                 $ (5,328)
                                                                           ========                  ========
Basic and diluted net loss per common share................                $  (0.95)                 $  (0.29)
Shares used in computing basic and diluted net loss per
   common share............................................               3,498,866                18,236,676

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)


                                                                                     NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               OCTOBER 2,
                                                                              1998                       1999
                                                                          -------------               ----------
Revenue:
   Product and service revenue, net.........................                 $3,882                    $8,694
   Subscription fees........................................                    276                       693
   Advertising, research and marketing fees.................                    370                       855
                                                                                ---                       ---
Total revenue...............................................                  4,528                    10,242
                                                                              -----                    ------
Operating expenses:
   Cost of revenue..........................................                  3,266                     7,016
   Fulfillment center operations............................                  2,901                     5,978
   Sales and marketing......................................                    989                     2,595
   Technology systems and development.......................                  1,937                     2,808
   General and administrative...............................                  2,798                     5,066
                                                                              -----                     -----
Total operating expenses....................................                 11,891                    23,463
                                                                             ------                    ------
Loss from operations........................................                 (7,363)                  (13,221)
Other income (expense):
   Interest income..........................................                     83                       731
   Interest expense.........................................                   (537)                     (150)
                                                                              -----                     -----
Total other income (expense), net...........................                   (454)                      582
                                                                              -----                       ---
Loss before minority interest and extraordinary item........                 (7,817)                  (12,639)
Minority interest in net loss of consolidated subsidiary....                    138                         -
                                                                              -----                         -
Loss before extraordinary item..............................                 (7,679)                  (12,639)
Extraordinary item--loss on early redemption of debt........                    744                         -
                                                                                ---                         -
Net loss....................................................                $(8,423)                 $(12,639)
                                                                           ========                 =========

Dividends on preferred stock................................                     41                       549
                                                                                 --                       ---
Net loss attributable to common stockholders................                $(8,464)                 $(13,188)
                                                                           ========                 =========

Basic and diluted net loss per common share.................                 $(2.42)                   $(1.39)
Shares used in computing basic and diluted net loss per
   common share.............................................              3,497,875                 9,493,994

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,       OCTOBER 2,
                                                                           1998               1999
                                                                       -------------       ----------
Cash flows from operating activities:
   Net loss........................................................     $(8,423)           $(12,639)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization................................       1,109               1,799
      Amortization of discount on notes payable....................         525                   -
      Amortization of goodwill and other assets....................         154                 264
      Minority interest in net loss of consolidated subsidiary.....        (138)                  -
      Changes in assets and liabilities
        Accounts receivable, net...................................           -                (269)
        Inventory..................................................          35                (413)
        Prepaid expenses and other current assets..................         311                (582)
        Other assets...............................................        (120)               (180)
        Accounts payable...........................................        (552)              2,135
        Accrued expenses...........................................          30                 871
                                                                             --                 ---
Net cash used in operating activities..............................      (7,069)             (9,014)
                                                                         -------             -------
Cash flows from investing activities:
   Purchase of marketable securities...............................                         (10,620)
   Purchases of property and equipment.............................        (387)             (3,668)
   Additions to purchased and capitalized software.................      (1,030)             (1,722)
                                                                        -------             -------
Net cash used in investing activities..............................      (1,416)            (16,010)
                                                                        -------             -------
Cash flows from financing activities:
   Proceeds from sale of common stock..............................           -              44,991
   Proceeds from the exercise of stock options.....................           2                  56
   Proceeds from the exercise of warrants..........................                              47
   Dividend payments on preferred stock............................           -                   -
   Issuance of preferred stock.....................................      22,857
   Issuance of notes receivable....................................         (28)
   Proceeds from notes payable-related party.......................         600                   -
   Proceeds from notes payable.....................................       7,000                   -
   Payments on notes payable.......................................      (7,000)                  -
   Principal payments on capital lease obligations.................        (173)               (263)
                                                                          -----               -----
Net cash provided by financing activities..........................      23,158              44,831
                                                                         ------              ------
Net increase in cash and cash equivalents..........................      14,673              19,807
Cash, cash equivalents and marketable securities, beginning of
   period..........................................................       1,446              12,593
                                                                          -----              ------
Cash and cash equivalents, end of period...........................     $16,119             $32,400
                                                                        =======             =======
Supplemental non-cash transactions:
   Assets acquired with capital lease obligations..................        $315                $767
   Accrual of preferred stock dividends............................          41                   -
   Issuance and remeasurement of warrants in connection with
      capitalized assets ..........................................         (32)                  -
   Issuance of warrants in connection with debt                             525                   -
   Issuance of common stock for services provided..................          35                   -
   Dividends accrued on preferred stock ...........................           -                 549
   Issuance of warrants in connection with financing commitment...            -                 472
   Reduction in deferred financing costs related to rescission of
      warrants in connection with financing commitment.............           -                (387)
   Conversion of preferred stock into common stock.................           -              37,731

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of October 2,1999, and the results of its operations, comprehensive income and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended December 31, 1998, which are included in the Company's Prospectus dated June 17, 1999, filed with the Securities and Exchange Commission.

2. Reclassifications. Certain prior year balances have been reclassified to conform to the current year presentation.

3. Initial Public Offering. On June 17, 1999 Streamline completed an initial public offering of its common stock (the "IPO"). A total of 4,500,000 shares of the Company's common stock were sold at a price of $10.00 per share, generating gross offering proceeds of $45.0 million. After deducting $3.15 million in underwriting discounts and approximately $1.55 million in other related expenses, the net proceeds to the Company were approximately $40.3 million. Concurrent with the IPO, all of the shares of Series A, Series B, Series C and Series D redeemable convertible preferred stock ("Preferred Stock") and accrued dividends on the Series D Preferred Stock were converted into 9,673,121 shares of Streamline's common stock.

     Exercise of Over Allotment Option. On July 16, 1999 the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 498,492 shares of common stock from the company at a price of $10.00 per share, generating gross proceeds of approximately $5.0 million. The net proceeds to the Company, after deducting the underwriter's discount, was approximately $4.6 million.

4. Subsequent Events. On October 18, 1999, the company signed a merger agreement with Beacon Home Direct d/b/a Scotty's Home Market. The transaction, which is subject to shareholder approval, regulatory approval, and other typical conditions is expected to be completed in early 2000 and to be accounted for as a pooling of interests. Under the terms of the agreement the Company expects to issue 4.3 million shares to acquire all of the outstanding shares and equity interests of Beacon Home Direct.

5. Retail Calendar Adopted. As of October 2, 1999, the Company began reporting its earnings on a retail calendar, using four thirteen week periods. The Company's year end will be on the Saturday closest to the 31st day of December. This change would not have a material impact on prior reported results.

6. Net Loss Per Share. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share." In accordance with this pronouncement, the net loss applicable to common stockholders includes the accretion of dividends on the Series D Preferred Stock through the date of conversion to common stock. Weighted average shares outstanding includes the common stock resulting from the conversion of the Preferred Stock from the date of conversion through the end of the period.

     The following is the calculation of the net loss per share:


                                                                        Three months ended
                                                                    September 30,    October 2,
                                                                       1998             1999
                                                                    -------------    ----------
                                                                     (in thousands, except for
                                                                     share and per share data)
Numerator:
   Loss before extraordinary item....................              $   (2,540)     $    (5,328)
   Dividends on preferred stock......................                      41               --
                                                                           --               --
   Loss attributable to common stockholders before
      extraordinary item.............................                  (2,581)          (5,328)
   Extraordinary item................................                     744               --
                                                                   ----------      -----------
   Net loss attributable to common stockholders......              $   (3,325)     $    (5,328)
                                                                   ==========      ===========

Denominator:
   Weighted average common shares outstanding........               3,498,866       18,236,676



Basic and diluted net loss per common share:
   Loss per common share before extraordinary item...              $    (0.74)     $     (0.29)
   Extraordinary item................................                   (0.21)              --
                                                                   ----------      -----------
   Net loss per common share.........................              $    (0.95)     $     (0.29)
                                                                   ==========      ===========



                                                                         Nine months ended
                                                                    September 30,    October 2,
                                                                        1998           1999
                                                                    -------------     ---------
                                                                     (in thousands, except for
                                                                     share and per share data)
Numerator:
   Loss before extraordinary item.................                 $   (7,679)     $   (12,639)
   Dividends on preferred stock...................                         41              549
                                                                   ----------      -----------
   Loss attributable to common stockholders
      before extraordinary item...................                     (7,720)         (13,188)
   Extraordinary item.............................                        744               --
                                                                   ----------      -----------
                                                                           --              ---
   Net loss attributable to common stockholders....                $   (8,464)     $   (13,188)
                                                                   ==========      ===========
Denominator:
   Weighted average common shares outstanding......                 3,497,875        9,493,994

Basic and diluted net loss per common share:
   Loss per common share before extraordinary item.                $    (2.21)     $     (1.39)
   Extraordinary item..............................                     (0.21)              --
                                                                   ----------      -----------
   Net loss per common share.......................                $    (2.42)     $     (1.39)
                                                                   ==========      ===========

         Outstanding options of 596,500 and 1,803,495 as of September 30, 1998, and October 2, 1999, respectively, were not included in the diluted loss per share computation because their effect would be anti-dilutive. Outstanding warrants were 788,714 as of September 30, 1998, and October 2,1999, respectively, and were not included in the diluted loss per share calculation because their effect would be anti-dilutive.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 2, 1999 AND SEPTEMBER 30, 1998

TOTAL REVENUE. Total revenue increased to $3.6 million in the three months ended October 2, 1999 from $1.7 million in the comparable period ended September 30, 1998, an increase of 116.8%. This increase was primarily due to the continuing expansion of our customer base, a corresponding increase in subscription fees, and an increased number of participants in advertising, research and marketing programs.

         PRODUCT AND SERVICE REVENUE, NET. Product and service revenue, net is comprised of the retail prices our customers pay us for the products and services we sell to them, net of returns. Sale of products and services, net of returns increased to $3.0 million in the three months ended October 2, 1999 from $1.4 million in the comparable period ended September 30, 1998, an increase of 113.4%. The increase in revenue was the result of:

         - an increase in our customer base to approximately 3,700 at October 2, 1999 from approximately 1,500 at September 30, 1998.

         - an increase in the number of invoices for product and service revenue to approximately 32,000 in the three months ended October 2, 1999 from approximately 14,000 in the comparable period ended September 30, 1998, an increase of 114%.

         - the increase in revenue was partially offset by a decrease in average product and service revenue per invoice to approximately $93 in the three months ended October 2, 1999 from approximately $96 in the comparable period ended September 30, 1998. We typically experience seasonality in the summer months when our customers take vacations. With Labor day falling later in September, as compared to last year, we experienced five weeks of lower order frequency as compared to four weeks in the prior year.

Product and service revenue, net as a percentage of total revenue, decreased to 83.0% in the three months ended October 2, 1999 from 84.3% in the comparable period ended October 2, 1999.

         SUBSCRIPTION FEES. Streamline customers pay monthly subscription fees in addition to the amounts paid for the products and services we deliver to their homes. Revenue from these fees increased to $272,000 in the three months ended October 2, 1999 from $105,000 in the comparable period ended September 30, 1998, an increase of 159%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 7.5% in the three months ended October 2, 1999 from 6.2% in the comparable period ended September 30, 1998.

         ADVERTISING, RESEARCH AND MARKETING FEES. Revenue from advertising, research and marketing fees includes Consumer Learning Center membership fees paid by consumer packaged goods companies for the opportunity to participate in research and marketing programs. Advertising, research and marketing fees increased to $345,000 in the three months ended October 2, 1999 from $158,000 in the comparable period ended September 30, 1998, an increase of 118.6%. The increase in advertising, research and marketing fees is primarily due to an increase in the number of consumer packaged goods companies that became members of the Consumer Learning Center.

TOTAL OPERATING EXPENSES. Total operating expenses increased to $9.4 million, or 260.2% of total revenues, in the three months ended October 2, 1999 from $4.0 million, or 239.7% of total revenues, in the comparable period ended September 30, 1998, an increase of 135.4%. The increase in operating expenses is a result of an increase in order volume, expenses related to the opening of our second facility in the Washington D.C. area, and an increase in infrastructure and general and administrative costs incurred to support our continued expansion.

         COST OF REVENUE. The cost of revenue is comprised of wholesale costs of products and services we sell to our customers and the costs associated with generating advertising, research and marketing fees. The cost of revenue increased to $2.5 million, or 70.2% of total revenues, in the three months ended October 2, 1999 from $1.2 million, or 69.6% of total revenues in the comparable period ended September 30, 1998.

         FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations include all costs associated with installing the customer, managing the facility and processing orders including salaries and wages, employee benefits, facility rent, utility costs, vehicle expenses and order processing fees. These expenses increased to $2.7 million, or 75.6% of total revenue, in the three months ended October 2, 1999 from $946,000, or 56.6% of total revenue, in the comparable period ended September 30, 1998, an increase of 189.7%. The increase in fulfillment center expenses as a percentage of total revenue resulted primarily from increases in costs associated with higher order volumes and the opening of our consumer resource center in the Washington D.C. market in the fourth quarter of 1999. During the second quarter Genco I, assumed the warehouse management functions in our facilities under a test outsourcing arrangement. The costs incurred under this agreement were higher than expected and as a result the agreement has been terminated in the fourth quarter 1999.

         SALES AND MARKETING. Sales and marketing expenses include general marketing expenses and the sale and marketing costs associated with acquiring customers including related salaries and wages, benefits and administrative costs. Sales and marketing expenses increased to $1.1 million, or 31.4% of total revenue, for the three months ended October 2, 1999 from $376,000, or 22.5% of total revenue, for the comparable period ended September 30, 1998, an increase of 202.4%. This increase, as well as the higher percentage of total revenue was due to additional advertising and promotional activities undertaken to acquire new customers.

         TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development include costs associated with development of technology prior to capitalization, maintenance, implementation of minor enhancements, information system personnel and consultants, and amortization of purchased and capitalized software costs. These expenses increased to $1.0 million for the three months ended October 2, 1999 from $637,000, for the comparable period ended September 30, 1998, an increase of 57.6%, primarily due to the costs associated with maintaining, enhancing and integrating our technology systems. In August, 1999 we implemented an SAP financial system. The majority of the costs associated with the implementation have been capitalized. However, certain expenses related to software maintenance and post-implementation expenses have been expensed as incurred.

         GENERAL AND ADMINISTRATIVE. General and administrative costs include corporate salaries and wages, employee benefits, corporate facility costs and depreciation, amortization and general and administrative expenses including office equipment and supplies, telephone expenses, travel costs and legal, audit and other consulting fees. These costs increased to $2.0 million, or 55.4% of total revenues, for the three months ended October 2, 1999 from $884,000, or 52.9% of total revenues, for the comparable period ended September 30, 1998, an increase of 127%, primarily due to the addition of necessary infrastructure to support continued corporate growth and planned expansion.

         OTHER INCOME (EXPENSE), NET. Other income/(expense), net, increased to $480,000 income in the three months ended October 2, 1999 from an expense of $205,000 in the comparable period ended September 30, 1998 primarily due to increased interest income from higher cash balances from the IPO in June, 1999.


NINE MONTHS ENDED OCTOBER 2, 1999 AND 1998

TOTAL REVENUE. Total revenue increased to $10.2 million in the nine months ended October 2, 1999 from $4.5 million in the comparable period ended September 30, 1998, an increase of 126.2%. This increase was primarily due to the continuing expansion of our customer base, a corresponding increase in subscription fees, and an increase in fees derived from advertising, research and marketing.

         PRODUCT AND SERVICE REVENUE, NET. Sale of products and services, net of returns increased to $8.7 million in the nine months ended October 2, 1999 from $3.9 million in the comparable period ended September 30, 1998, an increase of 124%. The increase in revenue was the result of:

         - an increase in our customer base to approximately 3,700 at October 2, 1999 from approximately 1,500 at September 30, 1998.

         - an increase in the number of invoices for product and service revenue to approximately 88,000 in the nine months ended October 2, 1999 from approximately 39,000 in the comparable period ended September 30, 1998, an increase of 125.6%.

         - an increase in the average product and service revenue per invoice to approximately $99 in the nine months ended October 2, 1999 from approximately $98 in the comparable period ended September 30, 1998.

Product and service revenue, net as a percentage of total revenue decreased to 84.8% in the nine months ended October 2, 1999 from 85.7% in the comparable period ended October 2, 1999.

         SUBSCRIPTION FEES. Revenue from subscription fees increased to $693,000 in the nine months ended October 2, 1999 from $276,000 in the comparable period ended September 30, 1998, an increase of 151.1%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 6.8% in the nine months ended October 2, 1999 from 6.1% in the comparable period ended September 30, 1998.

         ADVERTISING, RESEARCH AND MARKETING FEES. Advertising, research and marketing fees increased to $855,000 in the nine months ended October 2, 1999 from $370,000 in the comparable period ended September 30, 1998, an increase of 131.1%. These fees as a percentage of total revenue increased to 8.4% in the nine months ended October 2, 1999 from 8.2% in the comparable period ended September 30, 1998. The increase in advertising, research and marketing fees is primarily due to an increase in the number of consumer packaged goods companies that became members of the Consumer Learning Center.

TOTAL OPERATING EXPENSES. Total operating expenses increased to $23.5 million, or 229.1% of total revenues, in the nine months ended October 2, 1999 from $11.9 million, or 262.6% of total revenues, in the comparable period ended September 30, 1998, an increase of 97.3%. The increase in operating expenses is a result of an increase in order volume, expenses related to the opening of our second facility in the Washington D.C. area, and an increase in infrastructure and general and administrative costs incurred to support our continued expansion. These costs decreased as a percentage of total revenues due to achieving operational efficiencies and offsetting fixed costs with higher order volumes.

         COST OF REVENUE. The cost of revenue increased to $7.0 million, or 68.5% of total revenues, in the nine months ended October 2, 1999 from $3.3 million, or 72.1% of total revenues in the comparable period ended September 30, 1998, an increase of 114.8%. The decline in cost of revenue as a percentage of total revenues is primarily a result of improved purchasing in the product and service category and a higher percentage of subscription fees as a percentage of total revenue.

         FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations increased to $6.0 million, or 58.4% of total revenue, in the nine months ended October 2, 1999 from $2.9 million, or 64.1% of total revenue, in the comparable period ended September 30, 1998, an increase of 106.1%, primarily as a result of increased order volume, the opening of our second facility in the Washington D.C. area and higher than anticipated costs resulting from the Genco I outsourcing agreement.

         SALES AND MARKETING. Sales and marketing expenses increased to $2.6 million, or 25.3% of total revenue, for the nine months ended October 2, 1999 from $989,000, or 21.8% of total revenue, for the comparable period ended September 30, 1998, an increase of 162.4%. This increase was due to additional advertising and promotional activities undertaken to acquire new customers.

         TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development increased to $2.8 million, or 27.4% of total revenue, for the nine months ended October 2, 1999 from $1.9 million, or 42.8% of total revenue, for the comparable period ended September 30, 1998, an increase of 45.0%, primarily due to the costs associated with maintaining, enhancing and integrating our technology systems.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $5.1 million, or 49.5% of total revenues, for the nine months ended October 2, 1999 from $2.8 million, or 61.8% of total revenues, for the comparable period ended September 30, 1998, an increase of 81.1%, primarily due to the addition of necessary infrastructure to support continued corporate growth and planned expansion.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net increased to income of $582,000 in the nine months ended October 2, 1999 from an expense of $454,000 in the comparable period ended September 30, 1998 primarily due to increased interest income from higher cash balances from the IPO in June, and reduced interest costs associated with the pay down of debt.

         MINORITY INTEREST. At September 30, 1998 we held a majority interest in Streamline Mid-Atlantic, Inc. A portion of Streamline Mid-Atlantic's net losses were allocated to the minority interest. In November of 1998, we acquired the remaining minority interest in Streamline Mid-Atlantic and now report its income or loss in our consolidated results of operations.

         EXTRAORDINARY LOSS. On September 18, 1998, the Company redeemed all of its outstanding discount notes at a price of $7.0 million, plus approximately $334,000 of interest and $257,000 for a call premium with the proceeds from the issuance of the Company's Series D Preferred Stock. The redemption resulted in the Company recording an extraordinary loss on the extinguishment of debt of approximately $744,000.

LIQUIDITY AND CAPITAL RESOURCES

         At October 2, 1999, we had cash, cash equivalents and marketable securities of $43.0 million, which we currently believe will be sufficient to fund our planned expansion and working capital needs for at least the next 12 months. We expect that we will require additional capital financing to support our further expansion.

         Operating activities used cash of $9.0 million in the nine months ended October 2, 1999, primarily due to the net loss incurred in the period. Investing activities used cash of $5.4 million in the nine months ended October 2, 1999, primarily due to the purchase of property and equipment to support the expansion of our operations, and costs associated with purchased and capitalized software for our customer ordering, warehouse management and financial systems.

         Financing activities provided cash of $44.8 million in the nine months ended October 2, 1999, as compared to $23.2 million in the nine months ended September 30, 1998. Net proceeds from our initial public offering, net of underwriting discounts and offering expenses, were approximately $40.5 million. The underwriters exercised their over-allotment option in July of 1999 resulting in additional proceeds, net of underwriting discounts and offering expenses, of approximately $4.6 million. Prior to our initial public offering, we financed our operations and capital requirements primarily through the sale of redeemable convertible preferred stock and the issuance of senior discount notes.

         We expect to incur operating losses in 1999 from our existing consumer resource center and from the facility opened in the greater Washington, D.C. area in the fourth quarter of 1999. Additionally, on October 27, 1999 we entered into a lease agreement with Pro Logis for a 102,000 square foot distribution facility in Carlstadt, NJ. We expect to open this facility in the second quarter of 2000, and incur approximately $4.0 million for costs associated with leasehold improvements, equipment acquisitions and other asset purchases related to this facility. Additionally, we expect to incur operating losses from this facility at least through 2000. We also expect to incur similar costs and operating losses for an additional three to four facilities planned during 2000.

         We also expect to incur costs in the fourth quarter of 1999 and beyond in connection with our acquisition of Beacon Home Direct d/b/a Scotty's Home Market, a grocery home delivery company based in the Chicago, IL area, on October 18,1999. We entered into a definitive agreement to acquire Scotty's, and the transaction is expected to close in early 2000 subject to shareholder approval, regulatory approval and other typical conditions. We expect to incur losses from this facility at least through 2000.

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

         Pursuant to a letter agreement dated April 13, 1999, Nordstrom, Inc. agreed to provide us with financing of up to $10.0 million upon our request. Nordstrom's commitment terminated upon the closing of our initial public offering. We issued Nordstrom a warrant to purchase 75,000 shares of common stock at an exercise price of $7.00 per share in connection with this financing commitment. We recorded deferred financing costs of approximately $472,000 for the estimated fair value of the warrant. The fair value was calculated using the Black-Scholes option pricing model utilizing a common stock fair value of $10.00 per share, the offering price of the common stock in our initial public offering. By letter dated June 22, 1999, Nordstrom agreed to rescind all of its rights pursuant to such warrant, effective as of the closing of our initial public offering, resulting in us reversing the remaining unamortized deferred financing costs of approximately $387,000. During the nine months ended October 2, 1999, we recorded a non-cash financing charge of approximately $85,000 for the amortization of the deferred financing costs during the period prior to the termination of Nordstrom's financing commitment.

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

STATE OF READINESS

         We have assessed the corporate systems and operations that we believe could be affected by the Year 2000 problem. We have focused our Year 2000 review on three areas:

         -        internal information technology infrastructure
         -        third-party compliance
         -        non-information technology systems

         INTERNAL INFORMATION TECHNOLOGY INFRASTRUCTURE. Because our consumer and business systems are essential to our business, financial condition and results of operations, we assessed these systems prior to other less critical information technology systems. We use the following information technology for our internal infrastructure:

         -        website and Internet ordering systems
         - main enterprise systems, such as those used for purchase orders, invoicing, shipping, warehouse management and accounting
         -        individual workstations, including personal computers
         -        network systems

         We currently believe that all of our critical systems are Year 2000 compliant. We have received written assurance that our website, ordering systems and main enterprise and financial systems are Year 2000 compliant. We have currently conducted Year 2000 compliance testing of our individual workstations and network systems and have certified them as Year 2000 compliant. To date, we have not discovered Year 2000 problems in these internal systems.

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

         Year 2000 disruptions in the systems or equipment used by our suppliers could result in our being unable to obtain products and services in a timely manner. We developed a standard survey to help us assess the Year 2000 readiness or our suppliers and have received confirmation of their readiness from a majority of our suppliers.

         NON-INFORMATION TECHNOLOGY SYSTEMS. Some non-information technology systems used in our business, such as HVAC and telephone systems, our truck fleet and refrigeration and other equipment, may contain date-processing embedded technology. The Year 2000 problem could cause failures in these assets which could disrupt our operations. We have assessed the Year 2000 problem with respect to these non-technology systems and believe we have corrected all problems that have been identified.

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


                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 17, 1999 in connection with the Company's initial public offering, a Registration Statement on From S-1 (Reg. No. 333-76383) was declared effective by the Securities and Exchange Commission, pursuant to which 4,998,482 shares of the Company's common stock, including the exercise of the underwriter's over-allotment option, were offered and sold at a price of $10.00 per share, generating proceeds to the company of approximately $45.0 million, net of underwriting discounts and other related expenses.

         Through October 2, 1999, Streamline spent $6.4 million of the $45.0 million net proceeds received from the initial public offering for the following uses and in the following amounts per use: $1.3 million for the construction of plant, building and facilities; $120,000 for legal and audit fees; $1.2 million paid to Genco, the third party CRC operations partner; $329,000 paid for advertising services of Ogilvy; $148,000 for general software maintenance; and $3.1 million for working capital. None of these amounts entailed direct or indirect payments to directors, officers or persons holding 10% or more of our outstanding common stock, other than payments for salaries and reimbursements to officers and directors, and payments aggregating $216,000 to Elm Square Technologies, Inc. for technology consulting services. Thomas Jones, a director of the company, is President of Elm Square Technologies.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          STREAMLINE.COM, INC.


         November 15, 1999                By:  /s/ LAUREN A. FARRELL
                                               ---------------------------------
                                               Lauren A. Farrell
                                               Vice President, Finance
                                               (Authorized Officer and Principal
                                               Financial and Accounting Officer)