Form 10-K
period 2000-01-01
STREAMLINE COM INC
filed 2000-03-31
CIK 1042091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 1, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-26133
                            ------------------------

                              STREAMLINE.COM, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                 04-3187302
(STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)
                  27 DARTMOUTH STREET, WESTWOOD, MA 02090
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                              (781) 407-1900
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                       COMMON STOCK, $.01 PAR VALUE
                             (TITLE OF CLASS)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the registrant's common stock, $.01 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 20, 2000 was approximately $51,859,600 based on 10,371,920 shares held by such non-affiliates at the closing price of a share of Common Stock of $5.00 as reported on the Nasdaq National Market on such date. The number of outstanding shares of Common Stock of the Company on March 20, 2000 was 22,315,078.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K. Portions of the Company's annual report to security holders for fiscal year ended January 1, 2000 to be delivered to the security holders are incorporated by reference into
Part II hereof. With the exception of the portions of such annual report to security holders incorporated into this Annual Report on Form 10-K by reference, such annual report shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              STREAMLINE.COM, INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM NUMBER                                                             PAGE
-----------                                                   ------------------------
PART I

Item 1 Business.............................................                         2
Item 2 Description of Property..............................                        10
Item 3 Legal Proceedings....................................                        11
Item 4 Submission of Matters to a Vote of Security                                  11
  Holders...................................................
Item 4A Executive Officers of the Registrant................                        11

PART II
Item 5 Market For Registrant's Common Stock and Related                             13
  Stockholder Matters.......................................
Item 6 Selected Financial Data..............................                        14
Item 7 Management's Discussion and Analysis of Financial                            14
  Condition and Results of Operations.......................
Item 7A Quantitative and Qualitative Disclosures About                              14
  Market Risk...............................................
Item 8 Financial Statements.................................                        14
Item 9 Changes in and Disagreements With Accountants on                             14
  Accounting and Financial Disclosure.......................

PART III
Item 10 Directors and Executive Officers of the                                     15
  Registrant................................................
Item 11 Executive Compensation..............................                        15
Item 12 Security Ownership of Certain Beneficial Owners and                         15
  Management................................................
Item 13 Certain Relationships and Related Transactions......                        15

PART IV
Item 14 Exhibits, Financial Statement Schedules, and Reports                        15
  on Form 8-K...............................................
Signatures..................................................                        19

    THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" BASED ON STREAMLINE.COM'S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES, AND PROJECTIONS ABOUT STREAMLINE.COM AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE USUALLY ACCOMPANIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "MAY," "WOULD," "COULD," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "PROJECTS," "BELIEVES," OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). STREAMLINE.COM'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS BECAUSE OF FACTORS SUCH AS THE RISK FACTORS DISCUSSED BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Streamline.com, Inc. (the "Company" or "Streamline.com") is a consumer direct company that simplifies the lives of busy suburban families by providing them with Internet-based ordering of goods and services, coupled with direct-to-the-home delivery. The Company significantly shortens and simplifies the traditional shopping needs of its customers who increasingly demand timesaving lifestyle solutions. The Company delivers its products and services to each customer through a single weekly delivery. Products that the Company purchases at wholesale prices directly from wholesalers, distributors and manufacturers and sells to its customers at retail prices include:

    - brand-name groceries

    - quality meats and seafood

    - fresh produce

    - dairy products, including gourmet cheeses

    - sliced-to-order deli products

    - organic foods

    - frozen foods

    - kosher foods

    - fresh baked goods

    - freshly prepared meals

    - health and beauty care products

    - cleaning supplies and other household items

    - specialty pet food and supplies

    - fresh flowers

    - stationery supplies and postage stamps

    - seasonal items, including firewood, charcoal and holiday products

    The Company also offers the following services:

    - dry cleaning pick-up and delivery

    - clothing alteration and repair

    - video and video game rental

    - film processing and supplies

    - bottled water and cooler delivery

    - package pick-up and delivery

    - bottle and can redemption

    - shoe repair

    - food and clothing drives

    The Company's product and service offerings, combined with the frequency of ordering and delivery, allows it to develop long-term relationships with its customers.

INDUSTRY BACKGROUND

    Consumer direct companies deliver groceries and other consumer products and services that consumers have ordered over the Internet or by telephone or fax, directly to their homes. International Data Corporation estimates that U.S. consumer purchases of goods and services over the Internet will grow to approximately $119 billion in 2003. Several converging trends are driving this growth:

    - demographic trends supporting the growth of the consumer direct industry

    - growth of the Internet and e-commerce

    - limitations of the traditional physical store model

DEMOGRAPHIC TRENDS SUPPORTING THE GROWTH OF THE CONSUMER DIRECT INDUSTRY

    NFO Worldwide, Inc. analyzed a group of consumer direct users and profiled such users as having the following characteristics, among others:

    - 61% are dual income households

    - 75% have at least one child under 18

    - 88% use personal computers

    - 40% use timesaving services such as house cleaning services

    - 75% use timesaving devices such as mobile phones

    NFO and Andersen Consulting separately report that perceived timesaving is one of the primary benefits driving usage of consumer direct channels. Andersen Consulting has additionally found that consumer direct companies excel at meeting the following needs of the busy consumer:

    - simplicity

    - more effective use of time

    - pricing accuracy

    - product quality

    - minimal physical effort

GROWTH OF THE INTERNET AND E-COMMERCE

    The Internet has become an increasingly significant global medium for consumer commerce and now provides a powerful and efficient means for consumers to order products and services. (International Data Corporation estimates that 63 million U.S. households had Internet access in 1998 and expects this number to grow to over 177 million by the end of 2003.) Growth in Internet usage among consumers has been fueled by a number of factors, including:

    - increased awareness of the Internet among consumers

    - a large and increasing number of personal computers at home

    - growing e-commerce activity due to increasing availability of information and services on the Internet

    - more readily available access to the Internet due to the proliferation of service providers

    - advances in the performance and speed of personal computers and modems

    - improvements in network systems and infrastructure, including increased bandwidth

    - reduced security risks in conducting commercial transactions via the Internet

    The Internet is also dramatically affecting the manner in which companies distribute goods and services. Specifically, the Internet allows consumer direct companies to:

    - reach a large national and local audience from a central location

    - process business with reduced infrastructure investment and overhead costs, along with greater economies of scale

    - provide consumers with a broad selection of products and services, increased information and enhanced convenience

    As a result of both increased consumer Internet use and this increasing selection of products and services, a growing number of consumers are transacting business on the Internet, including buying groceries and other consumer products. IDC estimates that in 1997 over 36% of Internet users purchased consumer goods or services over the Internet and that 50% of Internet users will make on-line purchases in 2002. IDC also estimates that consumer purchases of goods and services over the Internet will increase from $12.4 billion in 1998 to $75 billion in 2003. Jupiter Communications estimates that consumers spent approximately $65 million in 1997 over the Internet on grocery and health and beauty products, and that this market will increase to approximately $7.3 billion by 2003. This estimated penetration still represents less than one percent of the total dollars expended in 1997 on grocery and health and beauty products through traditional U.S. retail channels.

LIMITATIONS OF THE TRADITIONAL PHYSICAL STORE MODEL

    1. LIMITED ABILITY TO MEET THE NEEDS OF BUSY CONSUMERS. Consumers are increasingly time constrained. The increase in dual income families limits the time available for routine activities, such as shopping, cooking and cleaning. According to the U.S. Bureau of Labor Statistics, the number of dual income households totaled 28.5 million in 1998, representing approximately 27.8% of the total number of households in 1998 as reported by the U.S. Bureau of the Census. According to Andersen Consulting, the typical consumer visits the supermarket twice per week and each trip takes an average of 47 minutes excluding the time required for driving to and from the store, parking, and loading and unloading packages. The weekly time burden is even greater when one considers time spent on other chores, such as picking up dry cleaning, returning videos and mailing packages. According to the Food Marketing Institute ("FMI"), people with full time jobs complete 50% of their shopping during the weekend.

    2. ECONOMIC CONSTRAINTS. Traditional physical store models face significant economic limitations due to costs associated with real estate, construction, store set-up, inventory, and other fixed assets. According to the FMI, 7% of a traditional grocery store's operating costs in 1997 were related to real estate rental costs. Traditional physical store models also have high ongoing expenses relating to personnel. As measured by the FMI, a traditional grocery store's labor costs in 1997 typically represented 57% of its operating costs. In addition, traditional physical stores are limited in their ability to track critical customer purchasing and preference information and, therefore, cannot predict customer demand with great accuracy. ACNielsen Corporation has found that only 55% of customers participate in scannable card programs. Therefore, these programs do not provide complete consumer purchase data. Consequently, traditional physical stores, especially grocery stores, must carry more inventory and, therefore, build or lease more space to warehouse and display this inventory and employ more people to service this larger space. The average supermarket currently stocks over 30,000 items and has grown from 31,000 square feet to 39,260 between 1990 and 1997.

    Consumers are increasingly seeking a shopping solution that helps them to save time while providing quality goods and services. Consumer direct companies are using the Internet to satisfy this need while traditional physical stores face fundamental constraints that limit their ability to meet these demands.

THE STREAMLINE.COM SOLUTION

    The Company has created and continues to create a lifestyle solution for today's busy suburban family by providing an efficient means of purchasing and receiving groceries and other related products and services. The Company supplies consumers with a simple, informative and enjoyable Internet-based shopping experience by offering a targeted, necessity-based range of products and services enhanced by weekly unattended home delivery.

    The principal benefits to the Company's customers include:

    - convenience and simplicity

    - time savings

    - access to detailed information about products and services

    - competitive pricing

    - personalized care and service

    Through key relationships with premier national, regional and local business partners, the Company has aggregated a wide range of products and services for its customers, including:

                                 1997 ESTIMATED              SAMPLE OF             GEOGRAPHIC SCOPE
                                   U.S. SALES            STREAMLINE.COM'S            OF PARTNER'S
PRODUCT AND SERVICE              (IN BILLIONS)     PRODUCT AND SERVICE PROVIDERS      OPERATIONS
-------------------              --------------   -------------------------------  ----------------
Groceries, dry and                    $475        SuperValu Operations, Inc.       National
  perishable...................
Health and Beauty Care.........         49(1)     Millbrook Corporation            National
Prepared Meals.................         29        Legal Sea Foods, Inc.            Regional Local
Specialty Pet Food and                  11(1)     Iams Company                     National
  Supplies.....................                   Ralston Purina Company           National
Video and Video Game Rentals...         10        Rocky's Video                    Local
Dry Cleaning...................          6(2)     Zoots--The Cleaner Cleaners      Local
                                                  Bergmann's Cleaner
Bottled Water and Cooler.......          4        Poland Spring Corporation        Regional
  Delivery

------------------------

(1) Estimated 1998 annual sales.

(2) Estimated 1996 annual sales.

    The Company estimates that its process allows customers to complete an entire order in 20 to 30 minutes per week from the comfort of their homes, thereby reducing their need to make frequent trips to multiple traditional stores. NFO has conducted research, which concludes that 94% of Streamline.com customers consider the Company to be their primary provider of groceries and other household goods and services.

STREAMLINE.COM'S VIRTUAL AND PHYSICAL CHANNELS

    To deliver superior value to the consumer, Streamline.com has built two dedicated pipelines direct to the home: a virtual channel using the Internet and a physical channel using the Company's direct delivery system.

STREAMLINE.COM'S VIRTUAL CHANNEL

    The Company's virtual channel, which refers to the ongoing two-way exchange of information through the Internet between its customers and the Company, is a central element of the Streamline.com experience. Because the Company's customers order frequently, the Company can use the ordering process as a way to gather and distribute information about the products and services it provides. From the comfort of their homes, Streamline.com's customers can use the Company's Internet-based ordering system to browse weekly specials, review and compare product nutritional information and place orders. The Internet-based ordering system also provides the Company a direct line of communication to its customers and serves as an efficient means of collecting data on the Company's customers ordering habits and preferences. Currently, 100% of Streamline.com's customers order via the Internet, and the Company plans to migrate exclusively to Internet-based ordering.

    - ordering products and services

    - browsing offerings by category and searching for particular items

    - customizing a PERSONAL SHOPPING LIST of frequently ordered items

    - customizing a DON'T RUN OUT list to Automatically reorder items on a preset schedule

    - providing feedback on customer service and products and services

    - downloading and analyzing details of past purchases

    - collecting data on customer purchasing behavior

    - promoting new products and services

    - alerting customers to special offers and other

    - time-sensitive information

    - conducting market research

    - responding to customer inquiries

    Streamline.com's virtual channel enables the Company to create and manage high-value, sustainable and long-term customer relationships. On average, the Company receives weekly feedback from approximately 40% of its customers and the Company routinely collects and analyzes customer feedback and satisfaction levels to continually improve customer satisfaction from approximately 50% of its customers. The Company uses this information to more efficiently serve its customers by refining its understanding of the customer's product preferences, cross-category purchasing behavior, attitudes and lifestyle.

    The Company's virtual channel also creates a unique opportunity to market on a one-to-one basis to a highly specific and demographically attractive group of consumers and to encourage increased spending through the Company's channel. The Company's virtual channel can be used to deliver interactive, information-rich multimedia messages targeted specifically to the consumer. The Company also promotes its virtual channel to consumer packaged goods companies and other strategic partners as a means of delivering targeted marketing programs, including Internet advertising and sampling programs. Historically, consumer packaged goods companies have garnered much of their market information through traditional grocery store purchase data. Streamline.com, however, can more comprehensively track purchasing data and can provide consumer packaged goods companies with information on the effectiveness of their marketing programs, without ever disclosing an individual customer's personal information.

STREAMLINE.COM'S PHYSICAL CHANNEL

    The Company has created its own efficient, direct-to-the-customer distribution channel comprised of:

    - THE CONSUMER RESOURCE CENTER. Streamline.com's model consumer resource center is a strategically located, multi-temperature zone, warehouse-based, dedicated fulfillment center of approximately 100,000 square feet that is designed to serve approximately 10,000 to 12,000 customers within a 20 to 30 mile radius.

    - STREAMLINE.COM'S DELIVERY FLEET. Streamline.com's uniformed drivers, or field service representatives, deliver goods and services in leased refrigerated trucks bearing Streamline.com's logo. Within these vehicles, secure containers separate different types of products and services to ensure quality during transport.

    - THE STREAMLINE BOX. The Streamline Box is a refrigerator/freezer with a compact storage unit that is located in a secure area at the customer's home, such as in a garage. The Streamline Box allows us to maintain the separation of different types of products within proper temperature zones even after delivery.

    - TOTE DELIVERY SERVICE. Additionally, the Company has initiated a pilot tote delivery program in the Washington D.C. market using protein gel packs and dry ice to maintain products.

      CUSTOMER USES

    - aggregating multiple shopping trips

    - avoiding crowded stores

    - eliminating stress of waiting for a delivery person

    - maintaining chill chain for product quality

    - providing additional storage space

      STREAMLINE.COM USES

    - lowering facility operating costs

    - optimizing fleet utilization and time per stop

    - promoting a weekly shopping pattern

    - increasing order size and frequency

    - providing back haul capability that allows for an expanded product offering

    The Streamline.com solution also addresses some of the limitations of the traditional physical store model:

    REDUCED REAL ESTATE, LABOR AND ADMINISTRATIVE EXPENSES. Streamline.com's model consumer resource center is located in an industrial setting, as opposed to a more expensive location, such as a strip mall or other retail location typical of a traditional physical store. Additionally, the Company's facilities do not require display cases, cash registers, customer parking lots or other space-consuming elements associated with the traditional physical store. Streamline.com further reduces real estate, labor and administrative expenses by consolidating goods and services within a single operation, thereby eliminating much of the overhead that would otherwise be required to provide similar products and services through separate grocery stores, dry cleaners, video stores, pet supply stores, and other similar stores.

    MORE EFFECTIVE INVENTORY MANAGEMENT. Streamline.com has aggregated a targeted offering of products and services that promote purchasing in high frequency because of their consumable, renewable or disposable nature. By focusing on busy suburban families, Streamline.com is able to tailor its assortment of products and services so as to meet customer demand while reducing the number of stock- keeping units, or SKUs, that it provides. Currently, the Company maintains approximately 10,000 of the SKUs most commonly ordered by busy suburban families, as opposed to a typical grocery store's offering of 30,000 SKUs. The Company's targeted SKU assortment allows the Company to reduce inventory carrying costs, lower operating costs, more accurately forecast demand and provide customers with a more efficient ordering process.

    MORE EFFECTIVE CUSTOMER INTERACTION. Customers place their orders via the Internet or by telephone or fax. The Internet-based ordering technology used by the majority of the Company's customers allows Streamline.com to deliver product information rapidly and conveniently while removing the need to physically display products in a costly and inefficient manner. In addition to saving customers from having to visit a number of different traditional physical stores, the Company also provides its customers with a more efficient method of purchasing.

    Streamline.com's objective is to become the leading national consumer direct supplier of groceries and other related products and services to busy suburban families. The Company intends to achieve this objective through the following principal strategies:

    EXPAND NATIONALLY BY REPLICATING THE COMPANY'S BUSINESS
MODEL. Streamline.com seeks to expand its business by establishing consumer resource centers in selected markets across the country. The Company estimates that the top 20 markets in the U.S. provide access to approximately 40% of the population. Eventually, the Company intends to serve busy suburban families in nearly all of these markets by establishing local operations based on its existing model of offering weekly unattended deliveries from a consumer resource center.

    The Company's strategy is to be among the first consumer direct provider of groceries and other related products and services in many of its target markets, which the Company believes will provide it an opportunity to obtain as customers a considerable portion of the busy suburban families in those areas. As the Company expands, it intends to focus on increasing its brand recognition through targeted promotional and marketing programs, individually and with existing and future strategic partners. The Company expects that the increased brand awareness will accelerate its customer acquisition rate as the Company enters into new markets and expands within existing markets.

    In October 1999, the Company entered into its second market, in the Washington, D.C. area. The Company entered its third market, the Chicago area when it completed its acquisition of Scotty's Home Market in January 2000. The Company has also announced the fourth major market of its national expansion plan, Northern New Jersey. The Company is also scouting locations in additional target markets. Additionally, the Company will consider opportunities to acquire or invest in products, services or technologies complementary to the Company's business if any such opportunities arise.

    DEVELOP AND STRENGTHEN THE COMPANY'S CUSTOMER ACQUISITION CAPABILITIES. The ability to rapidly acquire customers while maintaining service quality is essential to achieving and maintaining consumer resource center profitability as the Company implements its expansion plans. The Company's strategy is to supplement its existing customer acquisition programs by forming relationships with strategic partners with whom the Company will be able to engage in joint marketing and other directed sales efforts. The goal of these programs, coupled with the Company's current advertising and customer referral programs, is to reduce the Company's customer acquisition costs and facilitate rapid customer acquisition in new and existing markets.

    INCREASE REVENUE PER CUSTOMER. The Company seeks to increase the average size of its customers' weekly orders by fulfilling a greater portion of their needs. The Company's strategy is to increase penetration of the existing products and services it offers and to introduce new product and service offerings. Streamline.com's technology allows it to track customer purchasing data, both individually and in the aggregate, to determine the types of products and services that a busy suburban family is most likely to appreciate. The Company expects to use this data to help it determine which new products and services should be added to its offerings and whether to provide them directly or through strategic relationships with other companies. By increasing the size and scope of the Company's offerings, it seeks to expand its role as an aggregator and to capture the economic benefits associated with providing products and services through a single consolidated operation, rather than through a traditional multiple store format. Additionally, by maintaining a high level of customer satisfaction with the Company's offerings, the Company expects that its customers will increasingly use Streamline.com as the primary supplier of many of the products and services they require.

    MAINTAIN AND DEVELOP RELATIONSHIPS WITH CONSUMER PACKAGED GOODS COMPANIES, E-COMMERCE COMPANIES AND STRATEGIC INVESTORS. The spending habits of the Company's customers and the level of interaction that they have with the Company, both via the Internet and through the Company's physical channel, makes the Company an effective conduit for accessing a customer base that is attractive to other providers of goods and services. Consumer packaged goods companies compensate Streamline.com for the opportunity to gain insight into consumer purchase behavior and to conduct merchandising programs, such as Internet advertising and new product testing with targeted demographic groups. Additionally, the Company provides direct links to websites maintained by select e-commerce companies offering items that may be of interest to busy suburban families.

    MAXIMIZE OPERATIONAL EFFICIENCY. The Company's consumer resource center, located in an industrial setting, allows the Company to create efficient operational processes. For example, the Company uses customer purchasing data to maximize the efficiency of its internal operations. By understanding the ordering patterns of its customers, the Company is better able to capture and forecast real demand for its products and services, which enables it to maintain lower inventory levels and decrease inventory carrying costs. Additionally, the Company's unattended delivery system, through which it delivers orders to its customers at a fixed delivery time, allows the Company to maximize fleet utilization and create routing efficiencies. The Company is in the process of implementing route planning software to gain further efficiencies in its physical channel. As the Company expands its operations, its strategy is to centralize many functions such as customer acquisition, Internet-based order taking, customer service and general administrative functions and to consider outsourcing other functions in order to lower overall operating expenses and reduce operating risks.

DETAILS OF THE STREAMLINE.COM PROCESS

    The Company's process focuses on the ordering and delivery of quality goods and services to the busy suburban family in a simple and efficient manner:

    INITIAL CUSTOMER INSTALLATION. A Streamline.com representative visits each new customer's home to install a Streamline Box, consisting of a refrigerator-freezer, for perishable and frozen items, and a shelving unit, used for delivery and pick-up of dry goods, dry cleaning, video rentals and other products. The Streamline Box is located in the customer's garage or in another secure location that does not give access to the interior of the customer's home. Access to these secure locations is obtained through a keypad entry system provided, installed and maintained by Streamline.com.

    TAKING THE ORDER. Customers can place and modify their orders via the Internet, or by telephone or fax, until 11:00 p.m. the evening before their scheduled delivery day. Currently 100% of the Company's customers order via the Internet due to the convenience and broader functionality offered through an on-line experience. The Company plans to migrate to exclusively Internet-based ordering due to the accuracy and cost efficiencies gained by using such technology.

    In addition, customers can order from an on-line personal shopping list, a list of approximately 200 items tailored to their specific purchase behavior that represents a substantial majority of the items included in a typical weekly order. The customer can also simply select from any of the other products and services the Company offers. A customer can add or delete items from the personal shopping list at any time through the Company's website. A customer can also be prompted to order through the Company's DON'T RUN OUT automatic replenishment program which allows the customer to automatically order items on a pre-defined cycle. For example, a customer can indicate once through this program and have a half-gallon of milk delivered every week or a five-pack of razor blades delivered every six weeks.

    The Company has designed the website to be intuitive, fun and easy to use. Customers can easily locate products by using the SHOP function which categorizes products into groups, such as BAKERY, PET FOOD or PAPER GOODS, or by using a robust, key-word search capability to locate items without knowing full product descriptions. The customer shopping experience is further enhanced by an interactive marketing capability in the Company's website that provides targeted and relevant advertising.

    ASSEMBLING THE ORDER AT THE CONSUMER RESOURCE CENTER. Streamline.com's model consumer resource center is outlined below.

THE CONSUMER RESOURCE CENTER

    Operations within the consumer resource center include:

    - receiving, quality-checking and stocking of products

    - preparing and picking customer orders and placing them in appropriate containers

    - loading the delivery fleet

    - providing back haul services, such as videotape returns, dry cleaning, film processing, shoe repair and bottle and can redemption

    The Company receives inventory on a frequent basis to ensure availability and freshness. Additionally, quality assurance personnel examine each perishable item before order fulfillment to ensure that the Company provides only top-quality goods to its customers. The Company also maintains quality and improves picking efficiency by segregating products into a number of different areas in the consumer resource center based on product characteristics, such as perishability, fragility, temperature zone, odor and purchase frequency. Refrigerated and frozen goods are maintained at appropriate temperatures, while household items, such as soap and cleaning supplies, and service items, such as dry cleaning, are kept separate from food items.

    Since orders are received until 11:00 p.m. for delivery the next day, order picking takes place overnight. The Company optimizes the picking process by employing traditional logistical techniques, such as segregating fast-and slow-moving items. To maximize efficiency, Company employees pick multiple customer orders at one time, aided by a hand-held computerized device that directs them to pick orders in the most efficient pattern while maintaining accuracy through bar coding. Once the order is picked and consolidated in each customer's delivery bins, the Company's employees stage it for delivery in the morning. At that point, the Company assembles each customer's grocery products with other items to be delivered, including products that the Company receives each morning such as fresh baked goods and prepared meals.

    ORDER FULFILLMENT AND DELIVERY. Once the Company has filled, assembled and staged customer orders at the consumer resource center, the Company places them in refrigerated trucks specially designed to ensure quality during delivery. Customers receive their orders on a weekly schedule on a fixed day at any time from 9:00 a.m. to 6:00 p.m. As a result, the delivery system allows for geographic concentration, better load balancing and optimized route efficiency. To maintain proper temperature and to properly separate incompatible items, such as a carton of eggs and a frozen turkey, the Company separates its products and services in delivery containers designated for certain types of items.

EMPLOYEES

    As of February 29, 2000, Streamline.com had approximately 350 full-time and part-time employees, working in corporate, selling, general and administrative functions and in merchandise processing, picking and delivery. Of these employees, approximately 182 were located in our suburban Boston consumer resource center and corporate headquarters, approximately 25 were located in our Washington, D.C. area facility and approximately 143 were located in our Chicago area facility. Streamline.com also employs a limited number of independent contractors and temporary employees on a periodic basis. None of Streamline.com's employees are represented by a labor union and Streamline.com considers its labor relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

    Streamline.com is headquartered in Westwood, Massachusetts, where the Company leases approximately 67,000 square feet of commercial space under a term lease that expires on October 31, 2000, subject to a five-year renewal at Streamline.com's option. These facilities are used for executive office space, including sales and marketing and finance and administration, and for the operation of our initial consumer resource center. The Company also maintains a facility in Gaithersburg, Maryland where it leases an aggregate of approximately 93,000 square feet of commercial space under a term lease that expires on October 1, 2007 with respect to 56,000 square feet and on July 22, 2009 with respect to 37,000 square feet.

    In 2000, the Company began serving the Chicago market from a new, highly automated fulfillment center in Lake Zurich, Illinois. The new facility contains a total of approximately 94,000 square feet of space, with 74,000 square feet dedicated to the Company's fulfillment center for the region and 20,000 square feet of office space. The Company also maintains a fulfillment center of approximately 12,250 square feet in Lake Zurich under a term lease that expires on August 31, 2001.

    The Company believes that its current facility will be adequate to meet its current needs in the Boston area through the end of 2000, although additional premises may be required prior to that time to support current growth expectations. The Company expects that its facilities in the Washington, D.C. and Chicago areas will be adequate to meet its needs for the foreseeable future. In addition, in October 1999,

Streamline.com signed a lease for a 102,000 square foot build-to-suit distribution facility in Carlstadt, New Jersey, which is expected to be completed and ready for occupancy in the second quarter of 2000.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On January 5, 2000, at a Special Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following two proposals:

1. A proposal to approve the Agreement and Plan of Merger and Reorganization, dated as of October 18, 1999, among Streamline.com, Streamsub, Inc., Beacon Home Direct, Inc. d/b/a Scotty's Home Market and certain other parties.

2. A proposal to approve an increase in the number of shares of Streamline.com common stock authorized for issuance under Streamline.com's 1993 Employee Stock Option Plan, as amended, from 2,500,000 to 3,000,000.

    Results with respect to the voting on each of the above proposals were as follows

Proposal 1:
                      9,688,011            Votes For
                          4,495            Votes Against
                            485            Abstentions
                      3,398,366            Broker Non-Votes
Proposal 2:
                     12,254,157            Votes For
                        808,625            Votes Against
                          2,175            Abstentions
                          6,400            Broker Non-Votes

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Streamline.com are as follows:

NAME                                         AGE                          POSITION
----                                       --------   -------------------------------------------------
Timothy A. DeMello.......................     41      Chairman and Chief Executive Officer
Edward Albertian.........................     46      President and Chief Operating Officer
J. Gregory Ambro.........................     47      Senior Vice President and Chief Financial Officer
John Cagno...............................     41      Vice President, Information Technology
William P. Paul..........................     52      Vice President, Merchandising
Mary E. Wadlinger........................     40      Vice President, Customer Quality
Gina Wilcox..............................     32      Vice President, Sales and Marketing
James Thompson...........................     41      Vice President, Development
Lawrence Anderson........................     47      Vice President, Control and Accounting

    TIMOTHY A. DEMELLO is the founder, Chairman and Chief Executive Officer of Streamline.com. Before launching Streamline.com in 1993, Mr. DeMello was founder, President and Chief Executive Officer of Replica Corporation. Previously, Mr. DeMello served as Vice President of L.F. Rothschild, Unterberg, Towbin from 1985 to 1987 and as Vice President of Kidder Peabody & Company from 1981 to 1985. Mr. DeMello received a Bachelor of Science degree in business from Babson College and currently sits on its Board of Trustees.

    EDWARD ALBERTIAN has been President and Chief Operating Officer of Streamline.com since September 1999. From 1995 to September 1999, Mr. Albertian served as Chief Operating Officer of the Star Markets Company, a premier regional food retailer in New England. Prior to joining Star Markets, Mr. Albertian spent nine years as Senior Vice President of Eastern Operations at Staples, Inc., a national office supply superstore. Mr. Albertain received a Bachelors' degree from the University of Miami and a Masters of Business Administration from Northeastern University.

    J. GREGORY AMBRO joined Streamline.com in December 1999 as Senior Vice President and Chief Financial Officer. From March 1996 to November 1999, Mr. Ambro served as Senior Vice President of Finance and Administration and Chief Financial Officer of Harris Teeter, Inc. a wholly owned subsidiary of Ruddick Corporation. Harris Teeter is one of the southeast's leading upscale super market chains, operating 149 stores and generating revenue of over $2 billion. From March 1991 to February 1996, Mr. Ambro held the several senior financial positions at Marshall's, a national off-priced apparel retailer then owned by the Melville Corporation, including: Vice President of Real Estate, Vice President of Control and Vice President and Chief Financial Officer. Mr. Ambro was also Vice President of Control for Kaufman's, a division of the May Department Stores. Mr. Ambro received his Bachelor's Degree and MBA from the University of Cincinnati.

    JOHN CAGNO has served as Vice President, Information Technology since January 1999. From August 1996 to January 1999, Mr. Cagno was Vice President, Information Services at Brookstone Company, Inc. He also served as Director, Retail Information Systems at Reebok International Ltd. from January 1995 to August 1996. From January 1994 to January 1995, Mr. Cagno was Director, Information Systems at Nature Food Centre.

    WILLIAM P. PAUL joined Streamline.com as Vice President of Merchandising in October 1999. From 1995 to October 1999, Mr. Paul was Vice President of Merchandising of Star Markets Company. Prior to joining Star Markets, Mr. Paul spent eight years as Vice President of Merchandising of Staples, Inc. Mr. Paul received a Bachelor's degree from Merrimack College and a Masters of Business Administration from Boston University.

    MARY E. WADLINGER joined Streamline.com in January 1997 as Director of Operations and has served as Vice President, Customer Quality since May 1997. From August 1989 until June 1996, Ms. Wadlinger was the Director of Process Improvement at Melville Corporation, where she managed strategic re-engineering efforts in customer service, merchandise allocation, logistics and store operations for Marshall's, CVS Pharmacy and Kay-Bee Toys. Ms. Wadlinger received her Bachelor of Science degree in finance from the University of Maine at Orono.

    GINA WILCOX joined Streamline.com as Director of Strategic Relations in November 1996, became Associate Vice President, Strategic Relations in December 1998 and was elected Vice President, Sales and Marketing in December 1999. From June 1995 until she joined Streamline, Ms. Wilcox was a consultant in the consumer products practice with Andersen Consulting's Strategic Services Division. Ms. Wilcox received her Masters of Business Administration degree in 1995 from Harvard Business School.

    JAMES THOMPSON joined Streamline.com as Vice President, Development in March 2000. Prior to joining Streamline.com, he was Vice President of Construction for R.F. Walsh, one of the largest real estate development companies in the metro Boston area. From 1984 to 1996, Mr. Thompson was responsible for the national rollout for B.J.'s Wholesale Club as the company grew from 1 to 75 stores under his leadership. Mr. Thompson received a Bachelor of Science degree in civil engineering from Rensselaer Polytechnic Institute.

    LAWRENCE ANDERSON joined Streamline.com as Vice President of Control and Accounting in March 2000. From 1997 until he joined Streamline.com, he was Vice President of Finance for Ro-Jacks Foodstores, Inc., and from 1992 to 1997 he was Vice President of Finance for Star Markets Company Inc. Mr. Anderson received a Bachelor of Science degree in business from Northeastern University and a Masters of Science Degree in Accounting from Bentley College.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION

    Since June 18, 1999, the Company's common stock has been traded on the Nasdaq National Market under the symbol "SLNE." The following table sets forth the high and low last reported sale prices per share of the Company's common stock as reported by the Nasdaq National Market for the second quarter ended June 30, 1999, the third quarter ended October 2, 1999, and the fourth quarter ended January 1, 2000.

QUARTER                                                         STREAMLINE.COM
-------                                                       -------------------
                                                                HIGH       LOW
                                                              --------   --------
Ended June 30, 1999.........................................   $ 8.19     $7.38
Ended October 2, 1999.......................................   $13.19     $6.56
Ended January 1, 2000.......................................   $12.81     $6.50

HOLDERS

    As of March 20, 2000, the Company had approximately 197 stockholders of record. This does not reflect persons or entitles who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

    The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES.

    In connection with the Company's acquisition of Beacon Home Direct, Inc. (d/b/a/ Scotty's Home Market) on January 5, 2000, the Company issued a total number of 3,710,456 shares of the Company's common stock, $.01 par value per share, plus warrants and options to purchase an aggregate of approximately 597,595 shares, in exchange for all of the outstanding stock, warrants, and options of Scotty's Home Market. The issuance and sale of these securities were made in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act.

    A total of 4,998,482 shares of the Company's common stock were sold at a price of $10.00 per share in the Company's initial public offering, including the exercise of the underwriter's over-allotment option in July 1999, generating gross offering proceeds of approximately $50.0 million. After deducting $5.0 million in underwriting discounts and approximately in other related expenses, the net proceeds to the Company were approximately $45.0 million. Concurrent with the initial public offering, all of the shares of Series A, Series B, Series C and Series D redeemable convertible preferred stock and accrued dividends on the Series D preferred stock were converted into 9,673,109 shares of Streamline.com's common stock.

    Through January 1, 2000, Streamline.com spent $14.2 million of the $45 million net proceeds received from the initial public offering for the following uses and in the following amounts per use $1.7 million for the construction of plant, building and facilities; $250,000 for legal and audit fees; $2.0 million paid to Genco, the third party CRC operations partner; $1.1 million paid for advertising services to Ogilvy; $250,000 for general software maintenance; and $8.9 million for working capital. None of these amounts entailed direct or indirect payments to directors, officers, or persons holding 10% or more of the Company's outstanding common stock, other than payments for salaries and reimbursements to officers and directors, and payments aggregating $317,000 to Elm Square Technologies, Inc. for technology consulting services. Thomas Jones, a director of the Company, is President of Elm Square Technologies.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to Selected Financial Data may be found on page 12 of the annual report to security holders for fiscal year ended January 1, 2000 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to Management's Discussion and Analysis of Financial Information and Result of Operations may be found beginning on page 13 of the annual report to security holders for fiscal year ended January 1, 2000 to be delivered to stock holders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Information with respect to Quantative and Qualitative Disclosures about Market Risk may be found on page 16 of the annual report to security holders for fiscal year ended January 1, 2000 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

    Information with respect to Financial Statements may be found beginning on page 19 of the annual report to security holders for fiscal year ended January 1, 2000 to be delivered to stock holders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to Directors and compliance with Section 16(a) of the Securities Exchange Act may be found in the sections captioned "Proposal No. 1--Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference. Information with respect to Executive Officers may be found under the section captioned "Executive Officers of the Registrant" in Part I, Item 4A of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    Information required with respect to Executive Compensation may be found in the sections captioned "Executive Compensation" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required with respect to this item may be found in the section captioned "Principal Shareholders of Streamline.com" and "Proposal No. 1--Election of Directors" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required with respect to this item may be found in the section captioned "Certain Transactions" appearing in the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 2000. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of form 10-K

        1.  FINANCIAL STATEMENTS.

           The following financial statements and supplementary data are included in Part II Item 8 filed as part of this report:

               Report of Independent Accountants

               Consolidated Balance Sheets as of December 31, 1998 and January 1, 2000

               Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and January 1, 2000

               Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Loss for the years ended December 31, 1997, 1998 and January 1, 2000

               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and January 1, 2000

               Notes to Consolidated Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES.

        Report of Independent Accountants

        Schedule II--Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

    3.  LIST OF EXHIBITS

EXHIBITS

       *2.1                Agreement and Plan of Merger and Reorganization, dated as of
                           November 2, 1998, by and among the Company and the other
                           parties thereto.

        2.2                Agreement and Plan of Merger and Reorganization among the
                           Company, Streamsub, Inc., and Beacon Home Direct, Inc.
                           (d/b/a/ Scotty's Home Market dated October 18, 1999.
                           (Incorporated herein by reference to Exhibit A to the
                           Company's Proxy Statement/Private Placement Memorandum,
                           filed on December 15, 1999)

        3.1                Second Amended and Restated Certificate of Incorporation of
                           the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, File
                           No. 000-26133, filed August 16, 1999)

       *3.2(a)             Amended and Restated By-Laws of the Company.

        3.2(b)             Amendment No. 1 to the Amended and Restated By-Laws of the
                           Company. (Incorporated herein by reference to Exhibit 3.1,
                           Quarterly Report on Form 10-Q, filed August 16, 1999)

       *4.1                Specimen certificate for shares of the Registrant's Common
                           Stock.

      *10.1                1993 Employee Option Plan, as amended.

      *10.2                1993 Director Stock Option Plan, as amended.

      *10.3                Series A Preferred Stock Purchase Agreement, dated as of May
                           15, 1996, by and among the Registrant and the other parties thereto.

      *10.4                Stock Purchase Agreement, dated as of June 13, 1997, by and among the Registrant and the other parties thereto.

      *10.5                Registration Rights Agreement, dated as of June 13, 1997, by and among the Registrant and the other parties thereto,
                           including instruments of adherence thereto.

     +*10.6                Development Agreement, dated as of June 13, 1997, by and
                           between the Registrant and Intel Corporation, as amended.

      *10.7                Warrant to purchase shares of the Registrant's common stock, issued to Intel Corporation, dated June 13, 1997.

      *10.8                Warrant to purchase shares of the Registrant's common stock, issued to Intel Corporation, dated as of January 21, 1998.

      *10.9                Waiver and Modification Agreement, dated as of September 23,
                           1997, by and among the Registrant and the other parties
                           thereto.

      *10.10               Warrant to Purchase shares of the Registrant's common stock issued to General Electric Capital Corporation, dated as of
                           September 23, 1997.

      *10.11               Form of Non-Negotiable Convertible Promissory Notes of the
                           Registrant due October 1, 1998, dated as of April 15, 1998, issued in the aggregate face amount of $600,000, issued by the Registrant.

      *10.12               Securities Purchase Agreement, dated as of April 15, 1998, by and among the Registrant and the other parties thereto.

      *10.13               Warrant Agreement, dated as of April 15, 1998, by and among the Registrant and the other parties thereto.

      *10.14               Registration Rights and Co-Sale Agreement, dated as of April
                           15, 1998, by and among the Registrant and the other parties thereto.

      *10.15               Stock Purchase Agreement, dated as of September 18, 1998, by and between the Registrant and Nordstrom, Inc.

      *10.16               Registration Rights Agreement, dated as of September 18,
                           1998, by and among the Registrant and Nordstrom, Inc.

      *10.17               Letter agreement regarding registration rights, dated as of
                           September 18, 1998, by and among the Registrant and the
                           other parties thereto.

      *10.18               Shareholders Agreement, dated as of September 18, 1998, by and among the Registrant, Nordstrom, Inc. and certain
                           officers of the Registrant.

      *10.19               Waiver and Modification Agreement, dated as of September 18,
                           1998, by and among the Registrant and the other parties
                           thereto.

      *10.20               Warrant Modification Agreement, dated as of September 18,
                           1998, by and among the Registrant and the other parties
                           thereto.

      *10.21               Letter Agreement, dated March 7, 1997, by and between the
                           Registrant and Elm Square Technologies.

      *10.22               Warrant to purchase shares of the Registrant's common stock, issued to Elm Square Technologies, Inc., dated as of
                           December 15, 1998.

      *10.23               Letter Agreement, dated as of April 30, 1997, by and between the Registrant and BrainReserve, Inc.

      *10.24               Form of Streamline.com Consumer Learning Center Membership
                           Agreement and Mutual Non-Disclosure Agreement.

      *10.25               Letter Agreement, dated as of January 30, 1997, by
                           Welty-Leger Corporation.

      *10.26               Westwood lease, dated as of August 18, 1995, as amended, by and between the Registrant and Mortimer B. Zuckerman.

      *10.27               Gaithersburg, Maryland lease, dated as of June 30, 1997, as amended, by and between the Registrant and Manor Care, Inc.

      *10.28               Form of Invention and Non-Disclosure Agreement between the
                           Registrant and its executives and key employees.

      *10.29               Form of Non-Competition and Non-Solicitation Agreement
                           between the Registrant and its executives and key employees.

      *10.30               Employment Agreement, dated April 9, 1999, by and between
                           the Registrant and Timothy A. DeMello.

      *10.31               Letter Agreement, dated as of April 13, 1999, by and between the Registrant and Nordstrom, Inc.

       10.32               Letter agreement, dated June 22, 1999, between the Company and Nordstrom, Inc. (Incorporated herein by reference to
                           Exhibit 10.1, Quarterly Report on Form 10-Q filed August 16,
                           1999, File No. 000-26133)

       10.33               Carlstadt, New Jersey lease dated as of October 1999, by and between Streamline.com and ProLogis Trust.

       13.1                Financial Section of the 2000 Annual Report to Shareholders,
                           pages 19 through 38.

       21.1                Subsidiaries of the Registrant

       23.1                Consent of Independent Accountants

       27.1                Financial Data Schedule

    Unless otherwise indicated, all of the above-listed Exhibits are incorporated by reference from the Company's filing indicated.

------------------------

* Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1, Registration No. 333-76383, filed on April 15, 1999.

+ Portions of this document have been granted confidential treatment by the Securities and Exchange Commission.

        (b)  Reports on Form 8-K

    A report on Form 8-K was filed by the Company on January 20, 2000 to report that on January 5, 2000, Streamsub, Inc., a Delaware corporation and a wholly-owned subsidiary of Streamline.com merged with and into Beacon Home Direct, Inc. (d/b/a/ Scotty's Home Market, an Illinois corporation. The financial statements of Scotty's incorporated by reference therein to Streamline.com Proxy/Private Placement Memorandum dated December 13, 1999, as filed with the Securities and Exchange Commission on December 15, 1999 were as follows:

    - Consolidated Statements of Operations for the Years Ended December 31, 1996 (unaudited),

    - 1997 and 1998 and the Nine Months Ended September 30, 1998 and 1999 (unaudited)

    - Consolidated Balance Sheets at December 31, 1997, 1998 and September 30, 1999 (unaudited)

    - Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1996 (unaudited), 1997 and 1998 and the Nine Months Ended September 30, 1999 (unaudited)

    - Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 (unaudited), 1997 and 1998 and the Nine Months Ended September 30, 1998 and 1999 (unaudited)

    - Notes to Financial Statements

    - Report of Independent Accountants

    - Pro forma Financial Information was filed on February 11, 2000 on a report on Form 8-K/A.

        (c)  Exhibits

    The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14(a)(3) as set forth above.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Streamline.com, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 9, 2000 appearing in the 1999 Annual Report to Shareholders of Streamline.com, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2000

        Schedule II Valuation and Qualifying Accounts

        Schedule of Changes in Valuation Allowance (In thousands)

                                        BEGINNING                             ENDING
                                         BALANCE    ADDITIONS   DEDUCTIONS   BALANCE
                                        ---------   ---------   ----------   --------
Balance at December 31, 1997..........   $1,461      $3,348          --      $ 4,809
                                         ------      ------        ----      -------

Balance at December 31, 1998..........    4,809       4,396          --        9,205
                                         ------      ------        ----      -------

Balance at January 1, 2000............   $9,205      $6,960          --      $16,165
                                         ======      ======        ====      =======

        Schedule of Changes in Accounts Receivable Reserve (In thousands)

                                         BEGINNING                             ENDING
                                          BALANCE    ADDITIONS   DEDUCTIONS   BALANCE
                                         ---------   ---------   ----------   --------
Balance at December 31, 1997...........      --          --           --         --
Balance at December 31, 1998...........      --          --           --         --
Balance at January 1, 2000.............      --        $141         $(53)       $88
                                            ===        ====         ====        ===

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       STREAMLINE.COM, INC.

                                                       By:            /s/ TIMOTHY A. DEMELLO
                                                            -----------------------------------------
                                                                        Timothy A. Demello
                                                                        CHAIRMAN AND CHIEF
                                                                        EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf of the Registrant and in the capacities on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
                                                  Chairman of the Board of Directors,
             /s/ TIMOTHY A. DEMELLO               Chief Executive Officer, and
     --------------------------------------       Director (principal executive
               Timothy A. DeMello                 officer)                             March 30, 2000

              /s/ EDWARD ALBERTIAN                President, Chief Operating Officer,
     --------------------------------------       and Director
                Edward Albertian                                                       March 30, 2000

              /s/ J. GREGORY AMBRO                Chief Financial Officer
     --------------------------------------       and Senior Vice President
                J. Gregory Ambro                  (principal financial officer)        March 30, 2000

             /s/ LAWRENCE ANDERSON                Vice President of Control and
     --------------------------------------       Accounting (principal accounting
               Lawrence Anderson                  officer)                             March 30, 2000

                /s/ MARK A. COHN                  Director
     --------------------------------------
                  Mark A. Cohn                                                         March 27, 2000

             /s/ CHARLES C. CONAWAY               Director
     --------------------------------------
               Charles C. Conaway                                                      March 30, 2000

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
             /s/ JOHN P. FITZSIMONS               Director
     --------------------------------------
               John P. Fitzsimons                                                      March 30, 2000

                                                  Director
     --------------------------------------
                Thomas O. Jones

              /s/ MICHAEL A. STEIN                Director
     --------------------------------------
                Michael A. Stein                                                       March 30, 2000

            /s/ J. DANIEL NORDSTROM               Director
     --------------------------------------
              J. Daniel Nordstrom                                                      March 30, 2000