Form 10-Q
period 2000-04-01
STREAMLINE COM INC
filed 2000-05-16
CIK 1042091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the period ended April 1, 2000

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to


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

                                  Yes X   No__

         (2) has been subject to such filing requirements for the past 90 days

                                  Yes X   No__

         As of May 3, 2000, there were 22,336,212 shares outstanding of the Company's common stock, $0.01 per value per share.

                              STREAMLINE.COM, INC.

                                      INDEX


  ITEM                                                                                       PAGE
NUMBER                                                                                      NUMBER
PART I.        FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets as of January 1, 2000 and April 1, 2000.....   3

                   Consolidated Statements of Operations for the three months ended
                   March 31, 1999 and April 1, 2000........................................   4

                   Consolidated Statements of Cash Flows for the three months
                   ended March 31, 1999 and April 1, 2000..................................   5

                   Notes to the Unaudited Consolidated Financial Statements................   6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..........................................................   8

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk .................  13


PART II.       OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds...................................  14

     Item 6.   Exhibits and Reports on Form 8-K............................................  15

               SIGNATURE...................................................................  16


                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                                   (unaudited)


                                                                           JANUARY 1,      APRIL 1,
                                                                              2000           2000
                                                                              ----           ----
                                ASSETS
Current assets:
   Cash, cash equivalents and marketable securities....................    $ 35,307        $ 19,027
   Restricted cash.....................................................         -             1,699
   Accounts  receivable, net of allowance for doubtful accounts of $88
      at January 1, 2000 and $65 at April 1, 2000......................         455             769
   Inventory...........................................................       1,179           1,510
   Prepaid expenses and other current assets...........................       1,693           1,777
                                                                           --------        --------
                  Total current assets.................................      38,634          24,782
   Property and equipment, net.........................................      13,351          16,562
   Purchased and capitalized software, net.............................       4,547           4,822
   Goodwill, net of accumulated amortization...........................         818             741
   Other assets, net...................................................       7,691           1,473
                                                                           --------        --------
                  Total assets.........................................    $ 65,041        $ 48,380
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Capital lease obligations...........................................    $  1,139        $  1,615
   Accounts payable....................................................       3,030           2,622
   Notes payable.......................................................       7,432              -
   Accrued expenses....................................................       2,319           3,050
                                                                           --------        --------
                  Total current liabilities............................      13,920           7,287
Long-term portion of capital lease obligations.........................       5,701           6,767
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 authorized and none
    outstanding at January 1, 2000 and April 1, 2000..................           -               -
  Common stock, $0.01 par value;
     Authorized: 50,000,000 at January 1, 2000 and April 1, 2000
     Issued and outstanding: 22,143,252 issued and 22,109,252
     outstanding at January 1, 2000, and 22,349,667 issued and
     22,315,667 outstanding at April 1, 2000...........................         221             224
  Additional paid-in capital...........................................     101,888         102,529
  Treasury stock, at cost: 34,000 shares at January 1, 2000 and
    April 1, 2000......................................................        (238)           (238)
   Accumulated other comprehensive loss................................          (8)            (24)
   Accumulated deficit.................................................     (56,443)        (68,165)
                                                                           --------        --------
                  Total stockholders' equity...........................      45,420          34,326
                                                                           --------        --------
                  Total liabilities and stockholders' equity...........    $ 65,041        $ 48,380


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)


                                                                             THREE MONTHS ENDED
                                                                           MARCH 31,    APRIL 1,
                                                                              1999        2000
                                                                              ----        ----

Revenue:
   Product and service revenue, net....................................   $  4,252       $ 7,906
   Subscription fees...................................................        140           276
   Advertising, research and marketing fees............................        233           279
                                                                          --------      --------
Total revenue..........................................................      4,625         8,461

Operating expenses:
   Cost of revenue.....................................................      3,213         5,909
   Fulfillment center operations.......................................      1,991         4,720
   Sales and marketing.................................................        805         3,402
   Technology systems and development..................................      1,035         1,579
   General and administrative..........................................      2,199         4,611
                                                                          --------      --------

Total operating expenses...............................................      9,243        20,221
                                                                          --------      --------

   Loss from operations................................................     (4,618)      (11,760)

 Other income (expense):
  Interest income......................................................        205           392
  Interest expense.....................................................        (24)         (315)
  Loss on sale of assets...............................................         -            (39)
                                                                          --------      --------

Total other income net................................................         181            38
                                                                          --------      --------

Net loss...............................................................   $ (4,437)     $(11,722)

Dividends on preferred stock...........................................        286           -
                                                                          --------      --------
Net loss attributable to common stockholders...........................   $ (4,723)     $(11,722)

Basic and diluted net loss per common share............................   $  (0.64)     $  (0.53)
Shares used in computing basic and diluted net loss
  per common share.....................................................  7,342,876    22,251,002

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.


                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                           MARCH 31,             APRIL 1,
                                                                              1999                 2000
                                                                              ----                 ----
Cash flows from operating activities:
  Net loss.............................................................     $(4,437)            $(11,722)
  Adjustments  to  reconcile  net  loss to net cash  used in  operating activities:
     Depreciation and amortization.....................................         552                1,328
     Amortization of goodwill and other assets.........................          62                   77
     Loss on sale of equipment.........................................          -                    39
     Issuance of options for the  purchase of common  stock in exchange
        for services...................................................          25                   -
  Changes in assets and liabilities
     Accounts receivable, net..........................................        (510)                (314)
     Inventory.........................................................         (11)                (331)
     Prepaid expenses and other current assets.........................        (184)                 (84)
     Other assets......................................................         (23)                (282)
     Accounts payable..................................................         515                 (408)
     Accrued expenses..................................................         794                  731
                                                                            -------             --------
Net cash used in operating activities..................................      (3,217)             (10,966)
Cash flows from investing activities:
  Purchase of marketable securities....................................          -                (5,316)
  Proceeds from sale of marketable securities..........................          -                13,188
  Proceeds from sale and leaseback of property.........................          -                 6,500
  Purchases of property and equipment..................................        (501)              (1,932)
  Additions to purchased and capitalized software......................        (802)              (1,046)
  Increase in restricted cash..........................................          -                (1,699)
                                                                            -------             --------
Net cash (used in) provided by investing activities....................      (1,303)               9,695
Cash flows from financing activities:
  Proceeds from the exercise of stock options..........................                              643
  Payments on notes payable............................................                           (7,432)
  Principal payments on capital lease obligations......................         (99)                (333)
                                                                            -------             --------
Net cash used in financing activities..................................         (99)              (7,122)
                                                                            -------             --------
Net decrease in cash and cash equivalents.............................      $(4,619)            $ (8,393)
Cash and cash equivalents beginning of period..........................      19,834               14,561
                                                                            =======             ========
Cash and cash equivalents end of period................................     $15,215             $  6,168
                                                                            =======             ========
Supplemental non-cash transactions:
  Assets acquired with capital lease obligations.......................     $   416             $  1,875
  Accrual of preferred stock dividends.................................         286                   -
  Unrealized loss on marketable securities.............................                              (24)
  Issuance of warrants in connection with sale and leaseback of
     property..........................................................          -                   190



               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of April 1, 2000 and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

         These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company for the year ended January 1, 2000, which are included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission.

         2. Reclassifications. Certain prior year balances have been reclassified to conform with the current year presentation.

         3. Restricted Cash. The Company has invested approximately $1.7 million in certificates of deposit pledged to collateralize letters of credit issued as security for certain leasing transactions.

         4. Acquisition of Beacon Home Direct d/b/a Scotty's Home Market ("Scotty's"). On January 5, 2000, the Company acquired Scotty's pursuant to the Agreement and Plan of Merger and Reorganization, dated as of October 18, 1999. The Company issued 3,710,456 shares of its common stock in exchange for all of the common stock of Scotty's. In addition, outstanding options and warrants to acquire Scotty's common stock were converted into options and warrants to acquire a total of approximately 597,595 shares of Streamline common stock. Approximately $1.3 million of merger related costs were expensed in the quarter ended April 1, 2000. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Scotty's for all periods presented.

         5. Sale and Leaseback Transaction. On January 5, 2000 the Company entered into a sale and leaseback transaction for its Chicago distribution facility. The gross selling price for this transaction was $6.5 million and, concurrent with the sale, the Company leased the property back for an initial term of 20 years. No gain or loss was recorded in connection with the transaction.

         6. Net Loss Per Share. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share."

           The following is the calculation of the net loss per share:
               (in thousands, except for share and per share data)


                                                                               THREE MONTHS ENDED
                                                             MARCH 31, 1999              APRIL 1, 2000
                                                             --------------         -------------

        Numerator:
          Net loss                                              $(4,437)              $(11,722)
          Dividends on preferred stock                               286                   -
                                                         ====================   ===================
          Net loss attributable to
          common stockholders                                   $(4,723)              $(11,722)
                                                         ====================   ===================

        Denominator:
          Weighted average common shares outstanding           7,342,876              22,251,002
          Basic and diluted net loss per common share           $ (0.64)               $ (0.53)
                                                         --------------------   -------------------


         Outstanding options of 1,410,258 and 2,798,526 as of March 31, 1999 and April 1, 2000, respectively, were not included in the diluted loss per share computation because their effect would be anti-dilutive. Outstanding warrants of 1,043,861 and 1,044,717 as of March 31, 1999 and April 1, 2000, respectively, were not included in the diluted loss per share calculation because their effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) STATEMENTS ABOUT THE ADEQUACY OF THE COMPANY'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME AND FUTURE REVENUES AND (II) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "MAY," "WOULD," "COULD," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "PROJECTS," "BELIEVES," OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING:

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

         Streamline has grown rapidly, with revenue increasing to $22.8 million in 1999 from $6.5 million in 1997. During this same period, our net loss increased to $26.5 million in 1999 from $10.3 million in 1997. We expect to continue to incur losses as we increase expenditures in all areas of operations in order to execute our business plan. In particular, we expect to incur costs related to:

   -     expanding into new markets

   -     increasing our sales and marketing efforts

   -     continuing our investment in technology

         Due to our history of net operating losses, we currently pay no federal or state income tax. As of April 1, 2000, we had significant federal and state net operating loss carry forwards. These net operating losses are available to offset future income tax obligations unless federal or state tax law restrictions, such as those related to an ownership change as defined in the Internal Revenue Code, limit us from doing so.

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

         In 1997 we continued to expand our product and service offerings and launched our Consumer Learning Center, which provides research and merchandising opportunities to consumer packaged goods companies. In addition, we acquired substantially all of the assets of Shopping Alternatives, Inc., a consumer direct company based in the Washington, DC area.

         In June 1999, the Company completed an initial public offering of its stock (NASDAQ: SLNE) raising approximately $45 million to fund its expansion plans and in October 1999, entered into a definitive agreement to acquire Beacon Home Direct, Inc. d/b/a Scotty's Home Market, a grocery home delivery company located in the Chicago, Illinois area. The Scotty's acquisition was completed in January 2000. In addition, in October 1999, the Company signed a lease for a 102,000 square foot distribution facility in Carlstadt, New Jersey, which will facilitate a May 2000 entry into the northern New Jersey marketplace.

         In April 2000, the Company announced the signing of a lease for a 108,000 square foot facility in Shakopee, Minnesota, in order to facilitate entry into the Minneapolis market in late 2000. This will be the fifth major market in its plan to serve customers in the top 20 US metropolitan markets by year-end 2004. In addition, the Company has also recently signed a lease for a 147,000 square foot building in Norwood, Massachusetts which will replace its existing facility in Westwood, Massachusetts. This facility will include approximately 47,000 square feet of space for the Company's corporate offices and a 100,000 square foot distribution facility adequate to meet its growing needs in the Boston marketplace for the foreseeable future.

COMPONENTS OF REVENUE

         Streamline has three primary sources of revenue. The majority of our revenue is generated by the sale of consumer products and services that we aggregate in our fulfillment center and deliver to our customers' homes on a weekly basis. Our product and service revenue is comprised of the retail prices we charge our customers for these products and services. The wholesale prices we pay our distributors and suppliers for such products and services are included as a cost of revenue. Our customers that elect scheduled delivery service also pay us a monthly subscription fee of $30. In addition, we receive advertising, research and marketing fees through arrangements with consumer packaged goods companies and e-commerce companies. Revenue from products and services is recognized upon delivery to the customer; subscription fees are recognized monthly; and advertising, research and marketing fees are recognized over the life of the applicable arrangement or as services are performed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 31, 1999

         TOTAL REVENUE. Total revenue increased to $8.5 million in the three months ended April 1, 2000 from $4.6 million in the comparable period ended March 31, 1999, an increase of 82.9%. This increase was primarily due to the continuing expansion of our customer base and the opening of operations in the Washington, DC area.

         PRODUCT AND SERVICE REVENUE, NET. Product and service revenue, net is comprised of the retail prices our customers pay us for the products and services we sell to them, net of returns. Sale of products and services, net of returns increased to $7.9 million in the three months ended April 1, 2000 from $4.3 million in the comparable period ended March 31, 1999, an increase of 85.9%. The increase in revenue was the result of an increase in our customer base to approximately 11,000 at April 1, 2000 from approximately 6,200 at

March 31, 1999 and an increase in the number of invoices for product and service revenue to approximately 73,000 in the three months ended April 1, 2000 from 38,000 in the comparable period ended March 31, 1999. Average product and service revenue per invoice decreased to approximately $108 in the three months ended April 1, 2000 from approximately $112 in the three month period ended March 31, 1999. Product and service revenue, net as a percentage of total revenue increased to 93.4% in the three months ended April 1, 2000 from 91.9% in the comparable period ended March 31, 1999.

         SUBSCRIPTION FEES. Scheduled delivery customers pay monthly subscription fees in addition to the amounts paid for the products and services we deliver to their homes. Revenue from these fees increased to $276,000 in the three months ended April 1, 2000 from $140,000 in the comparable period ended March 31, 1999, an increase of 97.4%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 3.3% in the three months ended April 1, 2000 from 3.0% in the comparable period ended March 31, 1999.

         ADVERTISING, RESEARCH AND MARKETING FEES. Revenue from advertising, research and marketing fees includes Consumer Learning Center membership fees paid by consumer packaged goods companies for the opportunity to participate in research and marketing programs. Advertising, research and marketing fees increased to $279,000 in the three months ended April 1, 2000 from $233,000 in the comparable period ended March 31, 1999, an increase of 19.9%.

         TOTAL OPERATING EXPENSES. Total operating expenses increased to $20.2 million, or 239.0% of total revenues, in the three months ended April 1, 2000 from $9.2 million, or 199.8% of total revenues, in the comparable period ended March 31, 1999, an increase of 118.8%. The increase in operating expenses is a result of an increase in order volume and the opening of operations in the Washington, DC area.

         COST OF REVENUE. The cost of revenue is comprised of wholesale costs of products and services we sell to our customers and the costs associated with generating advertising, research and marketing fees. The cost of revenue increased to $5.9 million, or 69.8% of total revenues, in the three months ended April 1, 2000 from $3.2 million, or 69.5% of total revenues in the comparable period ended March 31, 1999, an increase of 83.9%. The increased cost of revenue is attributable to the increase in revenue.

         FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations include all costs associated with installing the customer, managing the facility and processing orders including salaries and wages, employee benefits, facility rent, utility costs, vehicle expenses and order processing fees. These expenses increased to $4.7 million, or 55.8% of total revenue, in the three months ended April 1, 2000 from $2.0 million, or 43.0% of total revenue, in the comparable period ended March 31, 1999, an increase of 137.1%. The increase in fulfillment center expense was primarily attributable to an increase in the number of orders processed. The increase in fulfillment center expense as a percentage of total revenue was primarily attributable to the opening of the Company's new facility in Gaithersburg, Maryland. New facilities typically incur operating expenses at a higher percentage of revenue than more mature facilities until sufficient order volume is achieved to allow the facility to begin to leverage fixed costs such as rent, depreciation and utility expense.

         SALES AND MARKETING. Sales and marketing expenses include general marketing expenses and the sale and marketing costs associated with acquiring customers. Sales and marketing expenses increased to $3.4 million, or 40.2% of total revenue, for the three months ended April 1, 2000 from $805,000, or 17.4% of total revenue, for the comparable period ended March 31, 1999, an increase of 322.7%. This increase, as well as the higher percentage of total revenue was due to additional advertising and promotional activities undertaken to acquire new customers.

         TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development include costs associated with development of technology prior to capitalization, maintenance, implementation of minor enhancements, information system personnel and consultants, and amortization of purchased and capitalized software costs. These expenses increased to $1.6 million, or 18.7% of total revenue, for the three months ended April 1, 2000 from $1.0 million, or 22.4% of total revenue, for the comparable period ended March 31, 1999, an increase of 52.6%, due to the costs associated with maintaining, enhancing and integrating our technology systems, along with the respective increased depreciation expense. The decrease in technology costs as a percentage of total revenue reflects the leveraging of these costs as revenues increase.

         GENERAL AND ADMINISTRATIVE. General and administrative costs include corporate salaries and wages, employee benefits, corporate facility costs and depreciation, amortization and general and administrative expenses including office equipment and supplies, telephone expenses, travel costs and legal, audit and other consulting fees. These costs increased to $4.6 million, or 54.5% of total revenues, for the three months ended April 1, 2000 from $2.2 million, or 47.5% of total revenues, for the comparable period ended March 31, 1999, an increase of 109.7%, due to the expenditure of approximately $1.3 million in merger costs associated with the acquisition of Scotty's and the addition of necessary infrastructure and corporate staff to support the Company's continued expansion. The increase in general and administrative costs as a percentage of total revenue was primarily attributable to the merger costs associated with the acquisition of Scotty's. General and administrative expense, excluding the one time merger related costs, as a percentage of total revenue decreased to 39.3% for the three month period ended April 1, 2000 from 47.5% for the comparable period ended March 31, 1999. This decrease reflects the leveraging of these costs as revenues increase.

         OTHER INCOME (EXPENSE), NET. Other income, net decreased to $38,000 in the three months ended April 1, 2000 from $181,000 in the comparable period ended March 31, 1999, a decrease of 78.8%, primarily due to increased interest expense from capitalized equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities used cash of $11.0 million in the three months ended April 1, 2000 as compared to $3.2 million in the three months ended March 31, 1999, primarily due to the increased net loss incurred in the period. Investing activities provided cash of $9.7 million in the three month period ended April 1, 2000: net purchases and sales of marketable securities provided approximately $7.9 million, proceeds from the sale and leaseback of the company's Chicago distribution facility provided $6.5 million, and approximately $3.0 million was used for the purchase of equipment and capitalized software. In addition, the Company invested approximately $1.7 million in certificates of deposit pledged as collateral for letters of credit issued to secure certain lease financing arrangements. Investing activities in the three month period ended March 31, 1999 used cash of approximately $1.3 million for the purchase of equipment and capitalized software.

         Financing activities used approximately $7.1 million in the three months ended April 1, 2000 and included the payment of approximately $7.4 million in notes payable primarily related to the construction of the Chicago distribution facility. In addition, the Company made approximately $333,000 in principal payments for capitalized equipment leases and received proceeds of approximately $642,000 from the exercise of stock options.

         The Company has incurred cumulative losses through April 1, 2000 of approximately $68.2 million and continues to have recurring operating losses and negative cash flows from operating activities. The Company expects to incur additional losses and will require additional financing as it expands its service into new and existing markets.

         The Company's plans for 2000 are based upon an aggressive expansion strategy including the introduction of new facilities in New Jersey and Minnesota, a replacement facility for its existing corporate office and distribution facility currently located in Westwood, Massachusetts, and the acquisition of a significant number of new customers by year end. In addition, the 2000 plan includes funding the operating losses of a Chicago fulfillment center, which was acquired in connection with the Company's merger with Beacon Home Direct, Inc., d/b/a Scotty's Home Market, on January 5, 2000. In order to implement the 2000 plan, the Company will need additional financing, and has engaged an investment banker to assist in securing additional private funding.

         In the event the Company is unable to secure additional financing, an alternative plan has been developed to significantly reduce cash expenditures including delaying the capital expenditure costs and pre-opening expenses for one of the planned new facilities. In addition, the Company would significantly reduce marketing expenditures, reduce corporate headcount costs including all incentive compensation and reduce consulting and other miscellaneous spending. Furthermore, most corporate capital projects would be postponed until additional financing was obtained and the Company would pursue financing for certain asset purchases, which were not originally anticipated to be financed. The Company believes that its current cash, cash equivalents and marketable securities, along with either obtaining additional amounts of capital from financing activities or aggressively implementing the initiatives described above, will allow the Company to fund its operations through the end of the current fiscal year.

         The Company believes that access to additional capital in future periods will be necessary to continue current operations and expand into additional markets. The Company's future financing requirements will depend upon many factors, including the successful acceptance of its products and services into new markets, expansion of its marketing efforts, the Company's results of operations and the status of its competitors success in new markets. The Company believes that it will require substantial amounts of additional capital over the next several years and anticipates that this capital will be derived from a mix of strategic partnering arrangements or public offerings and private placements of debt or equity securities or both. There can be no assurance, however, that the Company will obtain additional funding to fund its operations and capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, Streamline.com has not utilized derivative financial instruments or derivative commodity instruments. Streamline.com invests its cash in high quality (i.e., A1/P1), short-term commercial paper, corporate bonds, money market funds and United States government securities, which are subject to minimal credit, market and interest rate risk, and have no debt. Due to its short-term duration, the fair value of the Company's cash and investment portfolio at April 1, 2000 approximated carrying value. Therefore, Streamline.com believes the market and interest rate risks associated with these financial instruments are not material.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 17, 1999 in connection with the Company's initial public offering, a Registration Statement on Form S-1 (Reg. No. 333-76383) was declared effective by the Securities and Exchange Commission, pursuant to which 4,500,000 shares of the Company's common stock were offered and sold at a price of $10.00 per share, generating gross offering proceeds of $45,000,000. The managing underwriters were Banc of America Securities LLC, PaineWebber Incorporated and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. After deducting approximately $3.15 million in underwriting discounts and $1.10 million in other related expenses, the net proceeds to the Company were approximately $40.75 million.

         On July 16, 1999 the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 498,482 shares from the Company at a price of $10.00 per share, generating gross proceeds of $4,984,820. The net proceeds to the Company, after deducting the underwriters' discount, was approximately $4.6 million.

         Through April 1, 2000, Streamline.com spent $32 million of the $45 million net proceeds received from the initial public offering for the following uses and in the following amounts per use: $2.0 million for the construction of plant, building and facilities; $1.3 million for merger-related costs; $3.6 million to pay off Scotty's notes payable; $2.0 million paid to Genco, a former third party CRC operations partner; $3.3 million paid for advertising services to Ogilvy; $1.9 million for fees and services related to the implementation of the SAP enterprise system; $300,000 for general software maintenance; and $17.6 million for working capital. None of these amounts entailed direct or indirect payments to directors, officers, or persons holding 10% or more of the Company's outstanding common stock, other than payments for salaries and reimbursements to officers and directors, and payments aggregating $400,000 to Elm Square Technologies, Inc. for technology consulting services. Thomas Jones, a director of the Company, is President of Elm Square Technologies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.34 Employment offer, dated August 27, 1999, by and between the Registrant and Edward Albertian.

                  10.35 Employment offer, dated November 12, 1999, by and between the Registrant and J. Gregory Ambro.

                  10.36 Shakopee, Minnesota lease dated as of March 25, 2000, by and between the Registrant and Wispark Corporation, as amended.

                  10.37 Norwood, Massachusetts lease dated February 14, 2000, by and between the Registrant and Leonard J. Jacobs, Trustee of 825 University Avenue Trust.

(b)      Reports on Form 8-K

                  A report on Form 8-K was filed by the Company on January 20, 2000 to report that on January 5, 2000, Streamsub, Inc., a Delaware corporation and a wholly-owned subsidiary of Streamline.com merged with and into Beacon Home Direct, Inc., d/b/a Scotty's Home Market, an Illinois corporation. The financial statements of Scotty's incorporated by reference therein to Streamline.com Proxy/Private Placement Memorandum dated December 13, 1999, as filed with the Securities and Exchange Commission on December 15, 1999 were as follows:

   - Consolidated Statements of Operations for the Years Ended December 31, 1996 (unaudited)

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


                                       STREAMLINE.COM, INC.


          May 16, 2000       By:   /s/ J. Gregory Ambro
                                 -----------------------------------------------
                                       J. Gregory Ambro,
                                       Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Financial Officer)