Form 10-Q
period 2000-07-01
STREAMLINE COM INC
filed 2000-08-15
CIK 1042091

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---   OF 1934. For the period ended July 1, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934. For the transition period from       to
                                                           -----    -----

                        Commission file number 000-26133


                              STREAMLINE.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             04-3187302
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

         As of August 4, 2000, there were 22,407,429 shares outstanding of the Company's common stock, $0.01 per value per share.

                              STREAMLINE.COM, INC.

                                      INDEX


 ITEM                                                                                                       PAGE
NUMBER                                                                                                     NUMBER
------                                                                                                     ------
PART I.           FINANCIAL INFORMATION

     Item 1.      Consolidated Financial Statements

                      Consolidated Balance Sheets as of January 1, 2000 and July 1, 2000.................    3

                      Consolidated Statements of Operations for the three and six months ended
                      June 30, 1999 and July 1, 2000.....................................................    4

                      Consolidated Statements of Cash Flows for the six months ended June 30, 1999
                      and July 1, 2000...................................................................    6

                      Notes to the Unaudited Consolidated Financial Statements...........................    7

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                        of Operations....................................................................   10

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk ............................   16


PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds..............................................   17

     Item 4.      Submission of Matters to a Vote of Security Holders....................................   17

     Item 6.      Exhibits and Reports on Form 8-K.......................................................   18

                  SIGNATURE..............................................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)
                                   (unaudited)


                                ASSETS                                       JANUARY 1, 2000         JULY 1, 2000
                                                                             ---------------         ------------
Current assets:
   Cash, cash equivalents and marketable securities....................           $ 35,307             $  4,817
   Accounts receivable, net of allowance for doubtful accounts of $88
      at January 1, 2000 and $43 at July 1, 2000.......................                455                  752
   Inventory...........................................................              1,179                1,444
   Prepaid expenses and other current assets...........................              1,693                2,225
                                                                                  --------             --------

                  Total current assets.................................             38,634                9,238

   Property and equipment, net.........................................             13,351               19,286
   Purchased and capitalized software, net.............................              4,547                4,489
   Goodwill, net of accumulated amortization...........................                818                  684
   Restricted cash.....................................................                 --                2,142
   Other assets, net...................................................              7,691                1,535
                                                                                  --------             --------

                  Total assets.........................................            $65,041              $37,374

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Capital lease obligations...........................................             $1,139               $1,606
   Accounts payable....................................................              3,030                3,498
   Notes payable.......................................................              7,432                   --
   Accrued expenses....................................................              2,319                2,880
                                                                                  --------             --------

                  Total current liabilities............................             13,920                7,984

Long-term portion of capital lease obligations.........................              5,701                6,286

Stockholders' equity:

  Preferred  stock, $0.01 par value; 5,000,000 authorized and none
     outstanding at January 1, 2000 and July 1, 2000..................                  --                   --
  Common stock, $0.01 par value;
     Authorized: 50,000,000 at January 1, 2000 and July 1, 2000
     Issued and outstanding: 22,143,252 issued and 22,109,252
     outstanding at January 1, 2000, and 22,439,929 issued and
     22,405,929 outstanding at July 1, 2000............................                221                  224
  Additional paid-in capital...........................................            101,888              102,732
  Treasury stock, at cost: 34,000 shares at January 1, 2000 and
    July 1, 2000.......................................................              (238)                (238)
   Accumulated other comprehensive loss................................                (8)                  (2)
   Accumulated deficit.................................................           (56,443)             (79,612)
                                                                                  --------             --------

                  Total stockholders' equity...........................             45,420               23,104
                                                                                  --------             --------

                  Total liabilities and stockholders' equity...........           $ 65,041             $ 37,374

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)


                                                                                    THREE MONTHS ENDED
                                                                            JUNE 30, 1999         JULY 1, 2000
                                                                            -------------         ------------
Revenue:
   Product and service revenue, net....................................       $    4,807          $     8,091
   Subscription and delivery fees......................................              176                  408
   Advertising, research and marketing fees............................              277                  360
                                                                              ----------          -----------

Total revenue..........................................................            5,260                8,859

Operating expenses:
   Cost of revenue.....................................................            3,633                5,990
   Fulfillment center operations.......................................            2,444                5,714
   Sales and marketing.................................................            1,510                3,535
   Technology systems and development..................................            1,158                2,031
   General and administrative..........................................            2,474                2,980
                                                                              ----------          -----------

Total operating expenses...............................................           11,219               20,250
                                                                              ----------          -----------

   Loss from operations................................................          (5,959)             (11,391)

 Other income (expense):
   Interest income.....................................................              139                  223
   Interest expense....................................................             (35)                (280)
   Other expense.......................................................             (82)                  --
                                                                              ----------          -----------

Total other income (expense), net.....................................                22                 (57)
                                                                              ----------          -----------

Net loss...............................................................       $  (5,937)          $  (11,448)

Dividends on preferred stock...........................................              263                  --
                                                                              ----------          -----------
Net loss attributable to common stockholders...........................       $  (6,200)          $  (11,448)

Basic and diluted net loss per common share............................          $(0.66)          $    (0.51)
Shares used in computing basic and diluted net loss per common share...        9,370,937           22,357,385

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except for share and per share data)
                                   (unaudited)


                                                                                      SIX MONTHS ENDED
                                                                            JUNE 30, 1999         JULY 1, 2000
                                                                            -------------         ------------
Revenue:
   Product and service revenue, net....................................       $    9,059          $    15,997
   Subscription and delivery fees......................................              316                  684
   Advertising, research and marketing fees............................              510                  639
                                                                              ----------          -----------

Total revenue..........................................................            9,885               17,320

Operating expenses:
   Cost of revenue.....................................................            6,846               11,899
   Fulfillment center operations.......................................            4,435               10,434
   Sales and marketing.................................................            2,315                6,937
   Technology systems and development..................................            2,193                3,610
   General and administrative..........................................            4,672                7,591
                                                                              ----------          -----------

Total operating expenses...............................................           20,461               40,471
                                                                              ----------          -----------

   Loss from operations................................................         (10,576)             (23,151)

Other income (expense):
   Interest income.....................................................              344                  615
   Interest expense....................................................             (59)                (595)
   Loss on sale of assets..............................................              --                  (39)
   Other expense.......................................................             (82)                  --
                                                                              ----------          -----------

Total other income (expense), net.....................................               203                 (19)
                                                                              ----------          -----------

Net loss...............................................................       $ (10,373)          $  (23,170)

Dividends on preferred stock...........................................              549                  --
                                                                              ----------          -----------
Net loss attributable to common stockholders...........................       $ (10,922)          $  (23,170)

Basic and diluted net loss per common share............................       $   (1.31)          $    (1.04)
Shares used in computing basic and diluted net loss per common share...        8,362,502           22,302,555

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                              STREAMLINE.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                     SIX MONTHS ENDED
                                                                            JUNE 30, 1999         JULY 1, 2000
                                                                            -------------         ------------
Cash flows from operating activities:
  Net loss.............................................................        $(10,373)            $(23,170)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................            1,217                3,766
     Amortization of goodwill and other assets.........................              210                  134
     Loss on sale of equipment.........................................               --                   39
     Issuance of options for the purchase of common stock in exchange
        for services...................................................              387                  --
  Changes in assets and liabilities
     Accounts receivable, net..........................................            (379)                (298)
     Inventory.........................................................            (342)                (265)
     Prepaid expenses and other current assets.........................            (461)                (532)
     Other assets......................................................            (118)                (344)
     Accounts payable..................................................            1,688                  469
     Accrued expenses..................................................              935                  561
                                                                               ---------            ---------

Net cash used in operating activities..................................          (7,236)             (19,640)

Cash flows from investing activities:
  Purchase of marketable securities....................................              --               (5,310)
  Proceeds from sale of marketable securities..........................              --                23,071
  Proceeds from sale and leaseback of property.........................              --                 6,500
  Purchase of assets held for resale                                             (1,654)                  --
  Purchases of property and equipment..................................          (2,413)              (6,104)
  Additions to purchased and capitalized software......................          (1,575)              (1,635)
  Increase in restricted cash..........................................              --               (2,142)
                                                                               ---------            ---------

Net cash (used in) provided by investing activities....................          (5,642)               14,380

Cash flows from financing activities:
  Proceeds from the exercise of stock options..........................               35                  762
  Proceeds from the sale of common stock through Employee Stock
     Purchase Plan.....................................................              --                    85
  Proceeds from the sale of common stock...............................           40,545                  --
  Proceeds from notes payable..........................................            1,500                  --
  Payments on notes payable............................................              --               (7,432)
  Principal payments on capital lease obligations......................            (231)                (891)
                                                                               ---------            ---------

Net cash provided by (used in) financing activities....................           41,849              (7,476)
                                                                               ---------            ---------

Net increase (decrease) in cash and cash equivalents..................         $  28,971            $(12,736)
Cash and cash equivalents beginning of period..........................           19,834               14,561
                                                                               ---------            ---------
Cash and cash equivalents end of period................................        $  48,805            $   1,825
                                                                               =========            =========

Supplemental non-cash transactions:
  Assets acquired with capital lease obligations.......................        $     675            $   1,943
  Dividends accrued on preferred stock.................................              549                  --
  Conversion of preferred stock to common..............................           37,731                  --
  Issuance of warrants in connection with debt.........................              472                  --
  Issuance of warrants in connection with sale and leaseback of
     property..........................................................              --                   190
  Reduction in deferred financing costs related to recision of
     warrants in connection with financing commitments.................            (387)                  --
  Unrealized loss on marketable securities.............................              --                   (2)

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                              STREAMLINE.COM, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         1. Basis of Presentation. The unaudited interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the interim financial statements presented in this quarterly report on Form 10-Q in accordance with such rules and regulations. In the opinion of the Company's management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial position of the Company as of July 1, 2000 and the results of its operations and cash flows for the periods indicated. The results of operations for the periods covered are not necessarily indicative of the results to be expected for the full year.

         The accompanying financials have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         3. Current Financing Status. The Company has incurred cumulative losses through July 1, 2000 of approximately $79.6 million and continues to have recurring operating losses and negative cash flows from operating activities. The Company expects to incur additional losses and will require additional financing within the next several weeks in order to fund its existing operations and to expand its service into new and existing markets.

         As discussed in the Company's Form 10-K filed for the year ended, January 1, 2000, the Company's plans for 2000 were based upon an aggressive expansion strategy including the introduction of several new facilities and the acquisition of a significant number of new customers by year end. In addition, the 2000 plan included funding the operating losses of a Chicago fulfillment center, which the Company acquired in connection its merger with Beacon Home Direct, Inc., d/b/a Scotty's Home Market, on January 5, 2000. In order to implement the 2000 plan, the Company required additional financing. As a result, the Company engaged an investment banker to assist in securing additional financing from a private funding or other strategic transaction, which the Company had expected to receive by the end of the second fiscal quarter.

         In the event the Company was unable to secure additional financing, an alternative plan, also discussed in the Company's Form 10-K, was developed to significantly reduce cash expenditures including delaying the capital expenditure costs and pre-opening expenses for the planned new facilities. In such circumstances the Company would significantly reduce marketing expenditures, reduce corporate headcount costs including all incentive compensation and reduce consulting and other miscellaneous spending. Furthermore, most corporate capital projects would be postponed until additional financing was obtained and the Company would pursue financing for certain asset purchases which were not originally anticipated to be financed.

         The Company continued with its expansion strategy including the opening of the New Jersey facility, entering into the lease for the Minnesota facility and continued use of external marketing resources. In addition, the Company's cash expenditures through the first half of 2000 were higher than initially anticipated due to lower than expected sales associated with lower customer acquisition and the unexpected increase during the second quarter in the collateral requirements associated with the financing of equipment purchases. The increase in collateral requirements resulted in the Company's funding the majority of these purchases with working capital. Late in the second quarter, in reaction to the inability to secure additional financing and the increase in cash spending associated with these items, the Company began to implement an alternative plan including the delay of most external marketing activities, the delay of opening certain facilities, deferral of corporate headcount increases, deferral of discretionary capital technology and reduced consulting spending. However, the timing of implementing these initiatives will not result in sufficient cash flow savings to fund operations through this fiscal year.

         As a result, the Company believes that access to capital during the next several weeks will be necessary to continue operations. Although the Company is still actively pursuing financing alternatives, no definitive arrangements exist at this time. The Company has limited options, beyond those currently being implemented, to reduce cash expenditures. Therefore, if additional financing is not received in the next several weeks, the Company will be unable to continue operations.

         The accompanying financials have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         4. Restricted Cash. The Company has invested approximately $2.1 million in certificates of deposit pledged to collateralize letters of credit issued as security for certain leasing transactions.

         5. Acquisition of Beacon Home Direct d/b/a Scotty's Home Market ("Scotty's"). On January 5, 2000, the Company acquired Scotty's pursuant to the Agreement and Plan of Merger and Reorganization, dated as of October 18, 1999. The Company issued 3,710,456 shares of its common stock in exchange for all of the common stock of Scotty's. In addition, outstanding options and warrants to acquire Scotty's common stock were converted into options and warrants to acquire a total of approximately 597,595 shares of the Company's common stock. Approximately $1.3 million of merger related costs were expensed in the quarter ended April 1, 2000. The transaction was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of Scotty's for all periods presented.

         6. Sale and Leaseback Transaction. On January 5, 2000 the Company entered into a sale and leaseback transaction for its Chicago distribution facility. The gross selling price for this transaction was $6.5 million and, concurrent with the sale, the Company leased the property back for an initial term of 20 years. No gain or loss was recorded in connection with the transaction.

         7. Net Loss Per Share. Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The following is the calculation of the net loss per share:
         (in thousands, except for share and per share data)


                                                                          THREE MONTHS ENDED
                                                                JUNE 30, 1999          JULY 1, 2000
                                                                -------------          ------------
        Numerator:
          Net loss                                               $  (5,937)            $  (11,448)
          Dividends on preferred stock                                  263                   --
                                                                 ----------            -----------
          Net loss attributable to
          common stockholders                                    $  (6,200)            $  (11,448)
                                                                 ==========            ===========


        Denominator:
          Weighted average common shares outstanding              9,370,937             22,357,385
          Basic and diluted net loss per common share            $   (0.66)            $    (0.51)
                                                                 ----------            -----------


                                                                           SIX MONTHS ENDED
                                                                 JUNE 30, 1999         JULY 1, 2000
                                                                 -------------         ------------
        Numerator:
          Net loss                                                $ (10,373)           $  (23,170)
          Dividends on preferred stock                                   549                  --
                                                                  ----------           -----------
          Net loss attributable to
          common stockholders                                     $ (10,922)           $  (23,170)
                                                                  ==========           ===========
        Denominator:
          Weighted average common shares outstanding               8,362,502            22,302,555
          Basic and diluted net loss per common share             $   (1.31)           $    (1.04)
                                                                  ----------           -----------

         Outstanding options of 1,910,043 and 2,711,878 as of June 30, 1999 and July 1, 2000, respectively, were not included in the diluted loss per share computation because their effect would be anti-dilutive. Outstanding warrants of 1,043,861 and 1,044,717 as of June 30, 1999 and July 1, 2000, respectively, were not included in the diluted loss per share calculation because their effect would be anti-dilutive.

         8. Recently Issued Accounting Pronouncements. In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of Accounting Principles Board Opinion No. 25." FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect that the adoption of FIN 44 will have a significant impact on the Company's results of operations or financial position.

         9. Subsequent Events. On July 3, 2000, the Company entered into a sale and leaseback transaction for equipment located in its New Jersey distribution facility. The gross selling price for the equipment was $1.6 million and, concurrent with the sale, the Company leased the equipment back for a term of three years. No gain or loss was recorded in connection with the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS QUARTERLY REPORT ON FORM 10-Q MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, BUT NOT LIMITED TO, (I) STATEMENTS ABOUT THE ADEQUACY OF THE COMPANY'S CASH, CASH EQUIVALENTS, OTHER CAPITAL RESOURCES, INTEREST INCOME AND FUTURE REVENUES AND (II) CERTAIN STATEMENTS IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "MAY," "WOULD," "COULD," "SHOULD," "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "PROJECTS," "BELIEVES," OR SIMILAR EXPRESSIONS (AND VARIANTS OF SUCH WORDS OR EXPRESSIONS). THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT THE COMPANY'S JUDGMENT AS OF THE DATE OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN. ACTUAL PERFORMANCE AND RESULTS OF OPERATIONS MAY DIFFER MATERIALLY FROM THOSE PROJECTED OR SUGGESTED IN THE FORWARD-LOOKING STATEMENTS DUE TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING:

         - RISKS THAT WE MAY HAVE DIFFICULTY RAISING THE ADDITIONAL CAPITAL WE NEED TO FUND OUR CONTINUING OPERATIONS

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

         Streamline has grown rapidly, with revenue increasing to $22.5 million in 1999 from $6.5 million in 1997. During this same period, our net loss increased to $26.5 million in 1999 from $10.3 million in 1997. We expect to continue to incur losses as we increase expenditures in all areas of operations in order to execute our business plan. In particular, we expect to incur costs related to:

         -        expanding into new markets
         -        increasing our sales and marketing efforts
         -        continuing our investment in technology

         Due to our history of net operating losses, we currently pay no federal or state income tax. As of July 1, 2000, we had significant federal and state net operating loss carry forwards. These net operating losses are available to offset future income tax obligations unless federal or state tax law restrictions, such as those related to an ownership change as defined in the Internal Revenue Code, limit us from doing so.

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

         In June 1999, the Company completed an initial public offering of its stock (NASDAQ: SLNE) raising approximately $45 million to fund its expansion plans and in October 1999, entered into a definitive agreement to acquire Beacon Home Direct, Inc. d/b/a Scotty's Home Market, a grocery home delivery company located in the Chicago, Illinois area. The Scotty's acquisition was completed in January 2000. In addition, in October 1999, the Company signed a lease for a 102,000 square foot distribution facility in Carlstadt, New Jersey, and began operations in the northern New Jersey marketplace in May 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2000 AND JUNE 30, 1999

         TOTAL REVENUE. Total revenue increased to $8.9 million in the three months ended July 1, 2000 from $5.3 million in the comparable period ended June 30, 1999, an increase of 68.4%. This increase was primarily due to the continuing expansion of our customer base and the opening of operations in the Washington, DC area.

         PRODUCT AND SERVICE REVENUE, NET. Product and service revenue, net is comprised of the retail prices our customers pay us for the products and services we sell to them, net of returns. Sale of products and services, net of returns increased to $8.1 million in the three months ended July 1, 2000 from $4.8 million in the comparable period ended June 30, 1999, an increase of 68.3%. The increase in revenue was the result of an increase in our customer base to approximately 11,500 at July 1, 2000 from approximately 6,700 at June 30, 1999 and an increase in the number of invoices for product and service revenue to approximately 74,000 in the three months ended July 1, 2000 from 45,000 in the comparable period ended June 30, 1999. Average product and service revenue per invoice increased to approximately $110 in the three months ended July 1, 2000 from approximately $108 in the three month period ended June 30, 1999. Product and service revenue, net as a percentage of total revenue decreased slightly to 91.3% in the three months ended July 1, 2000 from 91.4% in the comparable period ended June 30, 1999.

         SUBSCRIPTION FEES. Scheduled delivery customers pay monthly subscription fees in addition to the amounts paid for the products and services we deliver to their homes. Revenue from these fees increased to $408,000 in the three months ended July 1, 2000 from $176,000 in the comparable period ended June 30, 1999, an increase of 131.9%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 4.6% in the three months ended July 1, 2000 from 3.3% in the comparable period ended June 30, 1999.

         ADVERTISING, RESEARCH AND MARKETING FEES. Revenue from advertising, research and marketing fees includes Consumer Learning Center membership fees paid by consumer packaged goods companies for the opportunity to participate in research and marketing programs. Advertising, research and marketing fees increased to $360,000 in the three months ended July 1, 2000 from $277,000 in the comparable period ended June 30, 1999, an increase of 29.6%.

         TOTAL OPERATING EXPENSES. Total operating expenses increased to $20.3 million, or 228.6% of total revenues, in the three months ended July 1, 2000 from $11.2 million, or 213.3% of total revenues, in the comparable period ended June 30, 1999, an increase of 80.5%. The increase in operating expenses is a result of an increase in order volume and the opening of operations in the Washington, DC and New Jersey markets.

         COST OF REVENUE. The cost of revenue is comprised of wholesale costs of products and services we sell to our customers and the costs associated with generating advertising, research and marketing fees. The cost of revenue increased to $6.0 million, or 67.6% of total revenues, in the three months ended July 1, 2000 from $3.6 million, or 69.1% of total revenues in the comparable period ended June 30, 1999, an increase of 64.9%. The increased cost of revenue is attributable to the increase in revenue. The decrease in cost of revenue as a percentage of total revenue is primarily attributable to improved inventory management and product mix.

         FULFILLMENT CENTER OPERATIONS. Expenses attributable to fulfillment center operations include all costs associated with installing the customer, managing the facility and processing orders including salaries and wages, employee benefits, facility rent, utility costs, vehicle expenses and order processing fees. These expenses increased to $5.7 million, or 64.5% of total revenue, in the three months ended July 1, 2000 from $2.4 million, or 46.5% of total revenue, in the comparable period ended June 30, 1999, an increase of 133.8%. The increase in fulfillment center expense was primarily attributable to an increase in the number of orders processed. The increase in fulfillment center expense as a percentage of total revenue was primarily attributable to the opening of the Company's new facilities in Gaithersburg, Maryland and Carlstadt, New Jersey. New facilities typically incur operating expenses at a higher percentage of revenue than more mature facilities until sufficient order volume is achieved to allow the facility to begin to leverage fixed costs such as rent, depreciation and utility expense.

         SALES AND MARKETING. Sales and marketing expenses include general marketing expenses and the sale and marketing costs associated with acquiring customers. Sales and marketing expenses increased to $3.5 million, or 39.9% of total revenue, for the three months ended July 1, 2000 from $1.5 million, or 28.7% of total revenue, for the comparable period ended June 30, 1999, an increase of 134.1%. This increase, as well as the higher percentage of total revenue, was due to additional advertising and promotional activities undertaken to acquire new customers.

         TECHNOLOGY SYSTEMS AND DEVELOPMENT. Expenses attributable to technology systems and development include costs associated with development of technology prior to capitalization, maintenance, implementation of minor enhancements, information system personnel and consultants, and amortization of purchased and capitalized software costs. These expenses increased to $2.0 million, or 22.9% of total revenue, for the three months ended July 1, 2000 from $1.2 million, or 22.0% of total revenue, for the comparable period ended June 30, 1999, an increase of 75.3%, due to the costs associated with maintaining, enhancing and integrating our technology systems, along with the respective increased depreciation expense and includes accelerated amortization expense on certain software systems that will be replaced during the current fiscal year.

         GENERAL AND ADMINISTRATIVE. General and administrative costs include corporate salaries and wages, employee benefits, corporate facility costs and depreciation, amortization and general and administrative expenses including office equipment and supplies, telephone expenses, travel costs and legal, audit and other consulting fees. These costs increased to $3.0 million, or 33.6% of total revenues, for the three months ended July 1, 2000 from $2.5 million, or 47.0% of total revenues, for the comparable period ended June 30, 1999, an increase of 20.5%, due to the addition of necessary infrastructure and corporate staff to support the Company's continued growth. The decrease in general and administrative costs as a percentage of total revenue reflects the leveraging of these costs as revenues increase.

         OTHER INCOME (EXPENSE), NET. Other income, net decreased to $(57,000) in the three months ended July 1, 2000 from $22,000 in the comparable period ended June 30, 1999, primarily due to increased interest expense from capitalized equipment leases.

SIX MONTHS ENDED JULY 1, 2000 AND JUNE 30, 1999

         TOTAL REVENUE. Total revenue increased to $17.3 million in the six months ended July 1, 2000 from $9.9 million in the comparable period ended June 30, 1999, an increase of 75.2%. This increase was primarily due to the continuing expansion of our customer base and the opening of operations in the Washington, DC area.

         PRODUCT AND SERVICE REVENUE, NET. Sale of products and services, net of returns increased to $16.0 million in the six months ended July 1, 2000 from $9.1 million in the comparable period ended June 30, 1999, an increase of 76.6%. The increase in revenue was the result of an increase in our customer base to approximately 11,500 at July 1, 2000 from approximately 6,700 at June 30, 1999 and an increase in the number of invoices for product and service revenue to approximately 147,000 in the six months ended July 1, 2000 from 82,000 in the comparable period ended June 30, 1999. Average product and service revenue per invoice decreased slightly to approximately $109 in the six months ended July 1, 2000 from approximately $110 in the six month period ended June 30, 1999. Product and service revenue, net as a percentage of total revenue increased to 92.4% in the six months ended July 1, 2000 from 91.6% in the comparable period ended June 30, 1999.

         SUBSCRIPTION FEES. Revenue from subscription fees increased to $684,000 in the six months ended July 1, 2000 from $316,000 in the comparable period ended June 30, 1999, an increase of 116.6%, due to our expanded customer base. Subscription fees as a percentage of total revenue increased to 4.0% in the six months ended July 1, 2000 from 3.2% in the comparable period ended June 30, 1999.

         ADVERTISING, RESEARCH AND MARKETING FEES. Advertising, research and marketing fees increased to $639,000 in the six months ended July 1, 2000 from $510,000 in the comparable period ended June 30, 1999, an increase of 25.2%.

         TOTAL OPERATING EXPENSES. Total operating expenses increased to $40.5 million, or 233.7% of total revenues, in the six months ended July 1, 2000 from $20.5 million, or 207.0% of total revenues, in the comparable period ended June 30, 1999, an increase of 97.8%. The increase in operating expenses is a result of an increase in order volume and the opening of operations in the Washington, DC and New Jersey markets.

         COST OF REVENUE. The cost of revenue increased to $11.9 million, or 68.7% of total revenues, in the six months ended July 1, 2000 from $6.8 million, or 69.3% of total revenues in the comparable period ended June 30, 1999, an increase of 73.8%. The increased cost of revenue is attributable to the increase in revenue.

         FULFILLMENT CENTER OPERATIONS. Fulfillment center operations expense increased to $10.4 million, or 60.2% of total revenue, in the six months ended July 1, 2000 from $4.4 million, or 44.9% of total revenue, in the comparable period ended June 30, 1999, an increase of 135.2%. The increase in fulfillment center expense was primarily attributable to an increase in the number of orders processed. The increase in fulfillment center expense as a percentage of total revenue was primarily attributable to the opening of the Company's new facilities in Gaithersburg, Maryland and Carlstadt, New Jersey. New facilities typically incur operating expenses at a higher percentage of revenue than more mature facilities until sufficient order volume is achieved to allow the facility to begin to leverage fixed costs such as rent, depreciation and utility expense.

         SALES AND MARKETING. Sales and marketing expenses increased to $6.9 million, or 40.1% of total revenue, for the six months ended July 1, 2000 from $2.3 million, or 23.4% of total revenue, for the comparable period ended June 30, 1999, an increase of 199.7%. This increase, as well as the higher percentage of total revenue, was due to additional advertising and promotional activities undertaken to acquire new customers.

         TECHNOLOGY SYSTEMS AND DEVELOPMENT. Technology systems and development costs increased to $3.6 million, or 20.8% of total revenue, for the six months ended July 1, 2000 from $2.2 million, or 22.2% of total revenue, for the comparable period ended June 30, 1999, an increase of 64.6%, due to the costs associated with maintaining, enhancing and integrating our technology systems, along with the respective increased depreciation and amortization expense, and includes accelerated amortization expense on certain software systems that will be replaced during the current fiscal year.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $7.6 million, or 43.8% of total revenue, for the six months ended July 1, 2000 from $4.7 million, or 47.3% of total revenues, for the comparable period ended June 30, 1999, an increase of 62.5%, due to the addition of necessary infrastructure and corporate staff to support the Company's continued expansion and the expenditure of approximately $1.3 million in merger costs associated with the acquisition of Scotty's. The decrease in general and administrative costs as a percentage of total revenue reflects the leveraging of these costs as revenues increase.

         OTHER INCOME (EXPENSE), NET. Other income, net decreased to $(19,000) in the six months ended July 1, 2000 from $203,000 in the comparable period ended June 30, 1999, primarily due to increased interest expense from capitalized equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities used cash of $19.6 million in the six months ended July 1, 2000 as compared to $7.2 million in the six months ended June 30, 1999, primarily due to the increased net loss incurred in the period. Investing activities provided cash of $14.4 million in the six month period ended July 1, 2000, net purchases and sales of marketable securities provided approximately $17.8 million, proceeds from the sale and leaseback of the company's Chicago distribution facility provided $6.5 million, and approximately $7.7 million was used for the purchase of equipment and capitalized software. In addition, the Company invested approximately $2.1 million in certificates of deposit pledged as collateral for letters of credit issued to secure certain lease financing arrangements. Investing activities in the six month period ended June 30, 1999 used cash of approximately $5.6 million for the purchase of equipment, capitalized software, and assets held for resale.

         Financing activities used approximately $7.5 million in the six months ended July 1, 2000 and included the payment of approximately $7.4 million in notes payable primarily related to the construction of the Chicago distribution facility. In addition, the Company made approximately $891,000 in principal payments for capitalized equipment leases and received proceeds of approximately $762,000 from the exercise of stock options. In addition, the company received proceeds of approximately $85,000 for issuance of stock through its Employee Stock Purchase Plan. Financing activities in the six month period ended June 30, 1999, provided $41.8 million, primarily related to proceeds from the Company's initial public offering.

         The Company has incurred cumulative losses through July 1, 2000 of approximately $79.6 million and continues to have recurring operating losses and negative cash flows from operating activities. The

Company expects to incur additional losses and will require additional financing within the next several weeks in order to fund its existing operations and to expand its service into new and existing markets.

         The Company has incurred cumulative losses through July 1, 2000 of approximately $79.6 million and continues to have recurring operating losses and negative cash flows from operating activities. The Company expects to incur additional losses and will require additional financing within the next several weeks in order to fund its existing operations and to expand its service into new and existing markets.

         As discussed in the Company's Form 10-K filed for the year ended January 1, 2000, the Company's plans for 2000 were based upon an aggressive expansion strategy including the introduction of several new facilities and the acquisition of a significant number of new customers by year end. In addition, the 2000 plan included funding the operating losses of a Chicago fulfillment center, which the Company acquired in connection with its merger with Beacon Home Direct, Inc., d/b/a Scotty's Home Market, on January 5, 2000. In order to implement the 2000 plan, the Company required additional financing. As a result, the Company engaged in February 2000 with an investment banker to assist in securing additional financing from a private funding or other strategic transaction, which the Company had expected to receive by the end of the second fiscal quarter.

         In the event the Company was unable to secure additional financing, an alternative plan, also discussed in the Company's Form 10-K, was developed to significantly reduce cash expenditures including delaying the capital expenditure costs and pre-opening expenses for the planned new facilities. In such circumstances, the Company would significantly reduce marketing expenditures, reduce corporate headcount costs including all incentive compensation and reduce consulting and other miscellaneous spending. Furthermore, most corporate capital projects would be postponed until additional financing was obtained and the Company would pursue financing for certain asset purchases which were not originally anticipated to be financed.

         The Company did not implement this alternative plan and continued with its expansion strategy including the opening of the New Jersey facility, entering into the lease for the Minnesota lease and continued use of external marketing resources. In addition, the Company's cash expenditures through the first half of 2000 were higher than initially anticipated due to lower than expected sales associated with lower customer acquisition and the unexpected increase during the second quarter in the collateral requirements associated with the financing of equipment purchases. The increase in collateral requirements resulted in the Company's funding the majority of these purchases with working capital. Late in the second quarter, in reaction to the inability to secure additional financing and the increase in cash spending associated with these items, the Company began to implement an alternative plan including the delay of most external marketing activities, the delay of opening certain facilities, deferral of corporate headcount increases, deferral of discretionary capital technology and reduced consulting spending. However, the timing of implementing these initiatives will not result in sufficient cash flow savings to fund operations through this fiscal year.

         As a result, the Company believes that access to capital during the next several weeks will be necessary to continue operations. Although the Company is still actively pursuing financing alternatives, no definitive arrangements exist at this time. The Company has limited options, beyond those currently being implemented, to reduce cash expenditures. Therefore, if additional financing is not received in the next several weeks, the Company will be unable to continue operations.

         The accompanying financials have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         To date, Streamline.com has not utilized derivative financial instruments or derivative commodity instruments. Streamline.com invests its cash in high quality (i.e., A1/P1), short-term commercial paper, corporate bonds, money market funds and United States government securities, which are subject to minimal credit, market and interest rate risk, and have no debt. Due to its short-term duration, the fair value of the Company's cash and investment portfolio at July 1, 2000 approximated carrying value. Therefore, Streamline.com believes the market and interest rate risks associated with these financial instruments are not material.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 17, 1999 in connection with the Company's initial public offering, a Registration Statement on Form S-1 (Reg. No. 333-76383) was declared effective by the Securities and Exchange Commission, pursuant to which 4,500,000 shares of the Company's common stock were offered and sold at a price of $10.00 per share, generating gross offering proceeds of $45 million. The managing underwriters were Banc of America Securities LLC, PaineWebber Incorporated and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. After deducting approximately $3.15 million in underwriting discounts and $1.10 million in other related expenses, the net proceeds to the Company were approximately $40.75 million.

         On July 16, 1999 the underwriters of the initial public offering exercised their over-allotment option to purchase an additional 498,482 shares from the Company at a price of $10.00 per share, generating gross proceeds of $4,984,820. The net proceeds to the Company, after deducting the underwriters' discount, was approximately $4.6 million.

         Through July 1, 2000, Streamline.com spent $44 million of the $45 million net proceeds received from the initial public offering for the following uses and in the following amounts per use: $4.2 million for the construction of plant, building and facilities; $1.3 million for merger-related costs; $3.6 million to pay off Scotty's notes payable; $2.0 million paid to Genco, a former third party CRC operations partner; $4.9 million paid for advertising services to Ogilvy; $2.5 million for fees and services related to the implementation of the SAP enterprise system; $300,000 for general software maintenance; and $25.2 million for working capital. None of these amounts entailed direct or indirect payments to directors, officers, or persons holding 10% or more of the Company's outstanding common stock, other than payments for salaries and reimbursements to officers and directors, and payments aggregating $498,000 to Elm Square Technologies, Inc. for technology consulting services. Thomas Jones, a director of the Company, is President of Elm Square Technologies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 25, 2000, at the 2000 Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following two proposals:

1. To elect John P. Fitzsimons, Charles C. Conaway and Michael Stein as Class I directors of the Company.

2. To consider and vote upon a proposal to ratify the selection by the Board of Directors of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended December 30, 2000.

     Results with respect to the voting on each of the above proposals were as follows:

Proposal 1:       John P. Fitzsimons
                        For:  15,998,450            Withhold Authority:  10,818

                  Charles C. Conaway
                        For:  15,999,050            Withhold Authority:  10,218

                  Michael Stein
                        For:  15,993,050            Withhold Authority:  16,218

Proposal 2:
                              15,987,724            Votes For
                                  18,929            Votes Against
                                   2,615            Abstentions

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.38 Amended and Restated Employment Agreement dated May 25, 2000, by and between the Registrant and Timothy
                           A. DeMello.

                  10.39 Change in Control Agreement dated May 25, 2000, by and between the Registrant and Edward Albertian.

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             STREAMLINE.COM, INC.


         August 15, 2000                      By:   /s/ Lawrence P. Anderson
                                                 -----------------------------
                                                 Lawrence P. Anderson,
                                                 Chief Accounting Officer
                                                 (Authorized Officer and Chief
                                                 Accounting Officer)